Form 10-Q
period 1999-06-30
ANTHONY & SYLVAN POOLS CORP
filed 1999-08-16
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       June 30, 1999
                                        ------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                      -------------    ---------------

Commission File Number             000-26991
                       -----------------------------------------------

                  Anthony & Sylvan Pools Corporation
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       Ohio                                      31-1522456
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                  Identification No.)

    220 Park Drive, Chardon, Ohio                        44024
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (440) 285-7946
                                                   -----------------------------

                                None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No     N/A
                                              ---    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


            Class                            Outstanding at August 14, 1999
-----------------------------------       --------------------------------------
Common Shares, no par value                          3,350,640 Shares

                       ANTHONY & SYLVAN POOLS CORPORATION
                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                                                 Sequential
                                                                                                  Page No.
                                                                                                  --------

Part I - Financial Information
     Item 1.  Financial Statements
         Condensed Balance Sheets -
              June 30, 1999 and December 31, 1998................                                      3
         Condensed Statements of Operations -
              Three Months and Six Months Ended June 30, 1999
              and 1998...........................................                                      4
         Condensed Statements of Cash Flows -
              Six Months Ended June 30, 1999 and 1998............                                      5
         Notes to Condensed Financial Statements.................                                    6-9

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....                                  10-12

Part II - Other Information

     Item 1.  Legal Proceedings..................................                                     13

     Item 2.  Changes in Securities..............................                                     13

     Item 4.  Submission of Matters to a Vote of Security
               Holders...........................................                                     13

     Item 6.  Exhibits and Reports on Form 8-K...................                                     13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       ANTHONY & SYLVAN POOLS CORPORATION
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  June 30,             December 31,
                                                                                    1999                  1998
                                                                                 -----------           ------------
ASSETS                                                                           (unaudited)            (audited)
------

Current Assets:
        Cash and cash equivalents..............                                    $  1,892              $      -
        Accounts receivable, net ..............                                       7,475                10,307
        Inventories, net ......................                                       7,723                 4,336
        Prepayments and other .................                                       2,350                 2,052
        Deferred income taxes..................                                       1,326                 1,948
                                                                                   --------              --------
           Total current assets................                                      20,766                18,643

Property, plant and equipment, net.............                                       8,953                 7,258
Goodwill, net..................................                                      27,739                28,052
Other .........................................                                         559                   320
                                                                                   --------              --------
                                                                                   $ 58,017              $ 54,273
                                                                                   ========              ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
        Current maturities of long-term debt...                                    $    226              $    244
        Payable to Essef Corporation...........                                      27,039                29,361
        Accounts payable.......................                                       8,711                 6,160
        Accrued expenses.......................                                      14,063                10,307
                                                                                   --------              --------
           Total current liabilities                                                 50,039                46,072

Long-term debt ................................                                         145                   260
Other long-term Liabilities....................                                       1,200                 1,200
Commitments and Contingencies..................                                           -                     -

Shareholders' Equity:
        Common shares without par value,
           authorized 1,000 shares,
           100 shares issued and outstanding...                                           -                     -
        Retained earnings......................                                       6,633                 6,741
                                                                                   --------              --------
               Total shareholders' equity......                                       6,633                 6,741
                                                                                   --------              --------
                                                                                   $ 58,017              $ 54,273
                                                                                   ========              ========


See notes to condensed financial statements.

                       ANTHONY & SYLVAN POOLS CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                  (Dollars in thousands, except per share data)



                                  Three Months Ended       Six Months Ended
                                       June 30,               June 30,
                                   1999        1998        1999        1998
                                  ------     -------     -------     -------

Net sales....................   $ 62,154    $ 52,415    $ 88,576    $ 70,455

Cost of sales................     44,433      36,928      65,152      50,597
                                 -------     -------     -------     -------

  Gross profit...............     17,721      15,487      23,424      19,858

Operating expenses...........     12,422      10,694      21,927      17,071
                                 -------     -------     -------     -------

  Income from operations.....      5,299       4,793       1,497       2,787

Interest and other expense...        628         547       1,723       1,026
                                 -------     -------     -------     -------

  Income/(loss) before
    income taxes.............      4,671       4,246        (226)      1,761

Provision/(benefit) for
  income taxes...............      1,821       1,659        (118)        675
                                 -------     -------     -------      ------

  Net income/(loss)..........   $  2,850    $  2,587    $   (108)    $ 1,086
                                ========    ========    ========     =======


Earnings per share:

  Basic                             $.85        $.77       ($.03)       $.32
                                 =======     =======     =======      ======

  Diluted                           $.76        $.69       ($.03)       $.29
                                 =======     =======     =======      ======


Average shares outstanding:

  Basic                            3,351       3,357       3,351       3,357
                                 =======     =======     =======     =======

  Diluted                          3,765       3,765       3,351       3,765
                                 =======     =======     =======     =======




See notes to condensed financial statements.

                          ANTHONY & SYLVAN CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Dollars in thousands)


                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                             1999                1998
                                                                                          ---------            ------
Cash Flows from Operating Activities:
      Net (loss)/income..................................                                 $   (108)            $ 1,086
      Adjustments to reconcile net (loss)/income to
       net cash provided by operating activities
                Depreciation and amortization............                                    1,167               1,010
                Deferred income taxes ...................                                      622                  47
                Other....................................                                      157                   -
       Changes in operating assets and liabilities
        net of assets acquired
           Contract receivables..........................                                    2,832              (2,558)
           Inventories...................................                                   (3,387)             (2,212)
           Prepayments and other.........................                                     (537)                313
           Accounts payable..............................                                    2,551                 915
           Accrued expenses..............................                                    3,708               2,265
                                                                                          --------             -------
                Net cash provided by
                 operating activities....................                                    7,005                 866
                                                                                          --------             -------

Cash Flows from Investing Activities:
      Additions to property, plant and
           equipment.....................................                                   (2,658)             (1,379)
      Business acquisitions..............................                                        -              (1,813)
                                                                                          --------             -------
                Net cash used in investing activities....                                   (2,658)             (3,192)
                                                                                          --------              ------

Cash Flows from Financing Activities:
      Net transactions with Essef Corporation............                                   (2,322)              2,226
      Repayment of long term debt........................                                     (133)               (192)
                                                                                          --------             -------
           Net cash (used in)/provided by
          financing activities...........................                                   (2,455)              2,034
                                                                                          --------             -------

Net increase/(decrease) in cash and
           cash equivalents..............................                                    1,892                (292)

Cash and Cash Equivalents
  Beginning of period....................................                                        -                 703
                                                                                          --------             -------
  End of period..........................................                                 $  1,892             $   411
                                                                                          ========             =======


Supplemental Cash Flow Information
           Interest paid                                                                  $  1,704             $ 1,002
                                                                                          ========             =======
           Income taxes (refunded)/paid                                                   $   (118)            $   675
                                                                                          ========             =======


Non-cash financing and investing activities:
           Business acquisition with Essef Corporation
           Stock charged through inter-company payable                                    $      -             $   744
                                                                                          ========             =======


See notes to condensed financial statements.

                       ANTHONY & SYLVAN POOLS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

   (1)      BASIS OF PRESENTATION

                Anthony & Sylvan Pools Corporation (the "Company") is among the largest residential in-ground concrete pool sales and installation businesses in the United States.

                The Company was an indirect wholly-owned subsidiary of Essef Corporation (the "Parent") for the periods presented herein. Company management believes that the financial statements reflect all material expenses of the Company assuming the Company was organized as a stand-alone legal entity including specifically identifiable costs incurred by the Parent on behalf of, and charged to, the Company.


   (2)      INTERIM UNAUDITED FINANCIAL STATEMENTS

                The accompanying balance sheet as of June 30, 1999 and statements of operations and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of management, these interim unaudited financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 1998 and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these unaudited interim financial statements are also unaudited. The unaudited condensed statements of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


   (3)      SPLIT-OFF FROM PARENT

                On August 10, 1999, a third party (the "Acquiring Party") acquired the Parent in a merger transaction that occurred simultaneous with the Company being split-off to Parent's common shareholders through a taxable distribution of 100% of the Company's shares. The split-off was accomplished through the distribution of
           0.25 shares of Company common stock for every share of Parent stock held at the time of the distribution. Immediately prior to the split-off the Company amended its articles of incorporation to provide for the issuance of up to 30,000,000 shares of common stock.

                At the time of the split-off 741,558 stock options representing an 18.1 percent ownership interest held by persons who became employees or directors of the Company were also split-off so that the potential ownership these employees and directors had in the Parent would remain consistent with their potential ownership in the Company. Of these options 652,320 will expire in October 2000, 83,188 in September 2006 and the remaining 6,050 in July 2007. The exercise price for these options which range from $0.20 to $3.37 was determined based on a formula that included the Company's first day's trading price following the split-off.

                Additionally, the Company established a long-term incentive plan under which certain employees and directors were granted options to purchase common shares of the Company (the "Long-Term Incentive Plan"). The number of options issued under the Long-Term Incentive Plan cannot exceed 500,000.

                The Company, Parent and Acquiring Party have entered into various agreements that provide for administrative services, tax sharing and indemnification (the "Agreements"). Among other things, these Agreements provided for the Company to pay a dividend of $17,000,000, subject to certain adjustments, to Parent with the balance of the inter-company payable being contributed to capital retroactive to the split-off date. The potential adjustments to the $17,000,000 primarily relate to the net tax benefit, as defined in the Agreements, realized by the Parent from the exercise of employee stock options net of the corporate tax payable from the split-off. Pursuant to the Agreements, the calculation of adjustments to the $17,000,000 are to be made by the Company by September 9, 1999, at which time the Parent will have 30 days to review such calculations. Based on preliminary calculations it is expected that none of the $17,000,000 payment would be required to be paid by the Company. However, such calculation is preliminary at this time and may be subject to further refinement and agreement by the parties.


   (4)      EARNINGS PER SHARE

                Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share are computed by dividing net income by the number of common shares outstanding following the split-off from the Parent. Diluted earnings per share are based on the combined number of shares outstanding including the assumed exercise or conversion of options. The treasury stock method is used in computing diluted earnings per share. As the Company's common stock was not publicly traded as of June 30, 1999, for the purpose of calculating diluted earnings per share under the treasury stock method, the average of the Company's high and low stock price on it's first full day of trading on August 11, 1999, was used. The calculations were as follows:


                                  THREE-MONTHS ENDED             SIX-MONTHS ENDED
                                       JUNE 30,                      JUNE 30,
                                  1999          1998           1999             1998
                                 ------        ------        --------          ------
                                     (UNAUDITED)                    (UNAUDITED)
Numerator
 Net income available to
  common shareholders            $2,850        $2,587        $    (108)        $1,086
                                 ======        ======        =========         ======

Denominator
 Weighted average common
  shares outstanding              3,351         3,357            3,351          3,357

 Dilutive effect of
  stock options                     414           408                -            408
                                 ------        ------        ---------         ------

Denominator for net
 income per diluted share         3,765         3,765            3,351          3,765
                                 ======        ======        =========         ======

Earnings per share:
 Basic                           $  .85        $  .77        ($    .03)        $  .32
                                 ======        ======        =========         ======

 Diluted                         $  .76        $  .69        ($    .03)        $  .29
                                 ======        ======        =========         ======

   (5)      RELATED PARTY TRANSACTIONS

                With the exception of certain capitalized lease obligations, prior to June 30, 1999 the Company did not have external sources of borrowings, and as such relied upon the Parent as its primary source of funding. The Parent provided funding through an inter-company debt arrangement under which borrowings available to the Company were subject to the terms, conditions and covenants of the Parent's credit agreement, and limited to the availability thereunder. This inter-company account was used to provide working capital and acquisition funding and to account for the centralized cash management program. Interest was charged at an average rate of 6.43% for the three-month period and 6.75% for the six-month period ended June 30, 1999. Total interest charges on the inter-company account for the three-month and six-month periods ended June 30, 1999 were $599,000 and $1,684,000, respectively. The inter-company account was contributed to capital as part of the split-off (see note 3).


   (6)      DEBT

                As required under the Agreements, subsequent to June 30, 1999 the Company separated its cash management activities from the Parent. As such the Company can no longer be advanced funds from the Parent while retaining its after-tax cash flow after such date. From June 30, 1999 through the split-off, the Company arranged a $5 million bank line of credit that was not used.

                On August 10, 1999, the Company replaced the line of credit with a $35 million secured revolving credit facility ("Credit Facility") with a group of banks. The Company's borrowing capacity under the Credit Facility is based on its profitability and leverage. Initial pricing under the Credit Facility will be 137.5 basis points over the bank's libor borrowing rate with an unused line commitment fee of
           37.5 basis points.


   (7)      BUSINESS ACQUISITIONS

                In January 1998, the Company acquired the net operating assets of Tango Pools, an installer of swimming pools in Las Vegas, Nevada, and in August 1998 the Company acquired Pools by Andrews, Inc., an installer of swimming pools in Florida. Consideration for these transactions of $5,946,000, including transaction costs, was paid in a combination of cash and the Parent's common stock. These acquisitions were accounted for as purchases, and thus, the purchase price has been allocated to the assets and liabilities based on their estimated fair value. In the case of Pools by Andrews such estimates are preliminary and may be revised at a later date. The results of operations of the acquired entities have been included in the Company's results since the date of acquisition.

                The following unaudited proforma combined results of operations give effect to the acquisition of Pools by Andrews as if it were completed at the beginning of 1998. The proforma information has been presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1998 or the results which may occur in the future (dollars in thousands):

                                                           THREE MONTHS   SIX MONTHS
                                                               ENDED         ENDED
                                                              6/30/98       6/30/98
                                                           ------------   ----------
           Net sales...................................       $ 59,410      $ 83,794

           Net income..................................       $  2,858      $  1,241



   (8)      LITIGATION

                Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial position or results of operations and liquidity.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                 THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH
                        THREE MONTHS ENDED JUNE 30, 1998

Net sales of $62.2 million for the second quarter of fiscal 1999 increased 18.6% over fiscal 1998 net sales of $52.4 million with approximately 80% of the increase coming from businesses acquired.

Gross profit increased to $17.7 million in 1999 from $15.5 million in 1998 as a result of the increase in net sales. Gross profit as a percentage of sales for the three months decreased from 29.6% of net sales to 28.5% primarily as a result of material and subcontractor cost increases.

Operating expenses consisting of sales and marketing and administrative expenses increased by $1.7 million to $12.4 million in 1999 from $10.7 million in 1998. As a percentage of sales operating expenses decreased from 20.4% in 1998 to 20.0% in the current period. The dollar increase was primarily attributable to operating expenses incurred within the operations acquired with Pools by Andrews.

Interest and other expense increased $0.1 million from $0.5 million in 1998 to $0.6 million in the current period. The increase is attributable to increased borrowings from Essef, the proceeds of which were used to finance operations and the acquisition of Pools by Andrews in August 1998.

The effective tax rate remained consistent at 39.0% in both periods.

As a result of the above items, net income increased $0.2 million to $2.8 million for the three months ended June 30, 1999 from $2.6 million for the same period in the prior year.


                  SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1998

Net sales of $88.6 million for the first six months of fiscal 1999 increased 25.7% over fiscal 1998 net sales of $70.5 million. The increase in sales was primarily attributable to a combination of $13.7 million related to the acquisition of Pools by Andrews completed in August of 1998; and the balance related to increases in average selling prices and the number of pools built.

Gross profit increased to $23.4 million in 1999 from $19.9 million in 1998 as a result of the increase in net sales. Gross profit as a percentage of sales for the six months decreased from 28.2% of net sales to 26.4% of net sales in the current period. The decrease is primarily attributable to material and subcontractor cost increases.

Operating expenses consisting of sales and marketing and administrative expenses increased by $4.9 million to $21.9 million in 1999 from $17.1 million in 1998. As a percentage of sales operating expenses increased slightly from 24.2% in 1998 to 24.8% in the current period. The increase was attributable to operating expenses incurred with Pools by Andrews; legal fees associated with certain acquisition-related activities; and increased spending for sales, marketing and lead generating activities to support the higher level of sales.

Interest and other expense increased $0.7 million from $1.0 million in 1998 to

$1.7 million in the current period. The increase is attributable to increased borrowings from Essef, the proceeds of which were used to finance operations and the acquisition of Pools by Andrews in August 1998.

The effective tax rate increased from 38.3% in 1998 to 52.2% in 1999. The increase is attributable to permanent differences in the basis of goodwill being amortized for financial reporting and income tax purposes.

As a result of the above items, net income decreased $1.2 million to a net loss of $0.1 million for the six months ended June 30, 1999 from net income of $1.1 million for the same period in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999 cash flow from operating activities was $7.0 million compared with $0.9 million for the same period in 1998. The increase came principally from a reduction in receivables and increases in accounts payable and accrued expenses. Capital expenditures were $2.7 million for the six-month period compared with $1.4 million for the same period last year. The prior period also includes acquisition related payments of $1.8 million. The increase in cash flow from operating activities and reduction in cash used in investing activities resulted in repayments of intercompany debt to Essef of $2.3 million compared with additional advances of $2.2 million required in the prior year.

In conjunction with the split-off from Essef, the Company has established a $35 million secured revolving credit facility with a syndicate of banks effective August 10, 1999. The new loan matures on August 10, 2002 and may be extended in one-year increments with the approval of the bank group. Initial pricing under the Credit Facility will be 137.5 basis points over Libor with an unused line commitment fee of 37.5 basis points. The Company believes that existing cash and cash equivalents, internally generated funds and funds available under its line of credit will be sufficient to meet its needs.


                                YEAR 2000 MATTERS

In 1997, as part of an overall modernization and upgrade of its information systems, the Company began preparing its computer systems and applications for the date change in the year 2000. To date, this process has involved modifying or replacing certain hardware and upgrading certain software and has not involved material costs. Management believes that substantially all of the necessary systems and applications changes will be completed during the third quarter of 1999, that the Company's level of preparedness is appropriate and that the amount of additional costs, if any, needed to address the year 2000 issue will be immaterial.

The Company has initiated communications with certain of its largest suppliers and service providers regarding year 2000 preparedness. However, management does not believe that the Company would have any difficulty securing alternate sources of supply in the event any of its current suppliers and service providers experience year 2000 difficulties. In addition, because of the seasonal nature of the Company's business, which is slowest in the first and fourth quarters of the calendar year, management believes that any problems arising on January 1, 2000, either with the Company's systems or the systems of its major suppliers and service providers, can be substantially remedied before the start of the peak swimming pool installation season.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, including the continued availability of certain resources, third party modification plans and other factors. However, the Company cannot guarantee that these estimates can be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No change from the matters reported in the Company's S-4 registration statement filed with the Securities and Exchange Commission on May 18, 1999.


ITEM 2.  CHANGES IN SECURITIES

         No change from items previously reported in the Company's S-4 registration statement filed with the Securities and Exchange Commission on May 18, 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits



                  3.1      Amended Articles of Incorporation

                  10.10 Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions - National City Bank.

                  13       Independent Accountants' Report

                  15       Independent Accountants' Awareness Letter


         (b)      Reports on Form 8-K

         The following reports filed on Form 8-K are incorporated by reference:

         Filed 8/11/99
         -------------

         Press Release of Anthony & Sylvan Pools announcing earnings for the second quarter ended June 30, 1999 and completion of split-off from Essef Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Anthony & Sylvan Pools Corporation
                                          (Registrant)




                                          Stuart D. Neidus
                                          --------------------------------------
                                          STUART D. NEIDUS
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)




                                          Mark E. Brody
                                          --------------------------------------
                                          MARK E. BRODY
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Accounting Officer)






Date: August 16, 1999