Form 10-Q
period 1999-09-30
ANTHONY & SYLVAN POOLS CORP
filed 1999-11-15
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
---------


+--+
|X | QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       September 30, 1999
                                        ----------------------------------------
+--+
|  | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

     For the transition period from __________________ to ______________________

Commission File Number             000-26991
                      ----------------------------------------------------------

                       Anthony & Sylvan Pools Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Ohio                                      31-1522456
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

    6690 Beta Drive, Mayfield Village, Ohio              44143
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (440) 720-3301
                                                  ------------------------------

  220 Park Drive, Chardon, Ohio , 44024
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No  [ ]    N/A [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


            Class                     Outstanding at November 14, 1999
-----------------------------         ---------------------------------
Common Shares, no par value                  3,341,840 Shares

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                    Sequential
                                                                     Page No.
                                                                     --------

Part I - Financial Information

     Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
                September 30, 1999 and December 31, 1998.............     3
           Condensed Consolidated Statements of Operations -
                Three Months and Nine Months Ended September 30,
                      1999 and 1998..................................     4
           Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1999 and 1998......     5
           Notes to Condensed Consolidated Financial Statements.        6-9

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...... 10-12

Part II - Other Information

     Item 1.  Legal Proceedings......................................    13

     Item 2.  Changes in Securities..................................    13

     Item 4.  Submission of Matters to a Vote of Security
                Holders..............................................    13


     Item 6.  Exhibits and Reports on Form 8-K.......................    13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                          September 30,           December 31,
                                                                               1999                   1998
                                                                             -------                -------
ASSETS                                                                     (unaudited)             (audited)
------

Current Assets:
      Cash and cash equivalents ..........................................   $ 6,270                $  --
       Accounts receivable, net ..........................................     8,421                 10,307
        Inventories, net .................................................     6,173                  4,336
        Prepayments and other ............................................     2,525                  2,052
        Deferred income taxes ............................................     1,717                  1,948
                                                                             -------                -------
           Total current assets ..........................................    25,106                 18,643

Property, plant and equipment, net .......................................     8,483                  7,258
Goodwill, net ............................................................    27,728                 28,052
Other ....................................................................       967                    320
                                                                             -------                -------
                                                                             $62,284                $54,273
                                                                             =======                =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Current maturities of long-term debt .............................   $   202                $   244
        Payable to former parent .........................................      --                   29,361
        Accounts payable .................................................     9,683                  6,160
        Accrued expenses .................................................    13,912                 10,307
        Accrued income taxes .............................................     1,321                   --
                                                                             -------                -------
           Total current liabilities .....................................    25,118                 46,072

Long-term Debt ...........................................................       119                    260
Other Long-term Liabilities ..............................................     1,200                  1,200
Commitments and Contingencies ............................................      --                     --

Shareholders' Equity:
        Serial preferred shares no par value,
           authorized 1,000,000 shares, none issued ......................      --                     --
        Common shares no par value,
           authorized 29,000,000 shares, issued
            3,350,640 shares .............................................    27,242                   --

        Retained earnings ................................................     8,605                  6,741
                                                                             -------                -------
               Total shareholders' equity ................................    35,847                  6,741
                                                                             -------                -------
                                                                             $62,284                $54,273
                                                                             =======                =======



See notes to condensed consolidated financial statements.



                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  (Dollars in thousands, except per share data)



                                  Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                   1999        1998        1999        1998
                                  ------     -------    --------      ------

Net sales....................   $ 58,483    $ 53,038    $147,059    $123,493

Cost of sales................     42,634      38,539     107,786      89,136
                                 -------     -------     -------     -------

  Gross profit...............     15,849      14,499      39,273      34,357

Operating expenses...........     12,500      10,228      34,427      27,299
                                 -------     -------     -------     -------

  Income from operations.....      3,349       4,271       4,846       7,058

Interest and other expense...         62         478       1,785       1,504
                                 -------     -------     -------     --------

  Income before income taxes.      3,287       3,793       3,061       5,554

Provision for income taxes...      1,315       1,545       1,197       2,220
                                 -------     -------     -------     -------

  Net income.................   $  1,972    $  2,248    $  1,864     $ 3,334
                                ========    ========    ========     =======


Earnings per share:

  Basic                             $.59        $.67        $.56        $.99
                                 =======     =======     =======      ======

  Diluted                           $.52        $.60        $.49        $.88
                                 =======     =======     =======      ======


Average shares outstanding:

  Basic                            3,351       3,357       3,351       3,357
                                 =======     =======     =======     =======

  Diluted                          3,772       3,772       3,772       3,772
                                 =======     =======     =======     =======




See notes to condensed consolidated financial statements.


                   ANTHONY & SYLVAN CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Dollars in thousands)
                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                        1999                   1998
                                                                                     --------               --------
Cash Flows from Operating Activities:
      Net income .................................................................   $  1,864               $  3,334
      Adjustments to reconcile net income to
       net cash provided by operating activities
                Depreciation and amortization ....................................      1,856                  1,590
                Deferred income taxes ............................................        231                  1,437
                Other ............................................................        214                   --
       Changes in operating assets and liabilities
        net of assets acquired
           Accounts receivables ..................................................      1,886                 (2,680)
           Inventories ...........................................................     (1,837)                  (714)
           Prepayments and other .................................................     (1,345)                  (227)
           Accounts payable ......................................................      3,523                  1,642
           Accrued expenses ......................................................      4,940                    461
                                                                                     --------               --------
               Net cash provided by operating activities .........................     11,332                  4,843
                                                                                     --------               --------

Cash Flows from Investing Activities:
           Additions to property, plant and
             equipment ...........................................................     (2,760)                (1,584)
           Business acquisitions .................................................       --                   (4,747)
                                                                                     --------               --------
               Net cash used in investing activities .............................     (2,760)                (6,331)
                                                                                     --------               --------

Cash Flows from Financing Activities:
      Net transactions with former parent ........................................     (2,119)                  (214)
      Repayment of long term debt ................................................       (183)                   (77)
                                                                                     --------               --------
              Net cash used in financing activities ..............................     (2,302)                  (291)
                                                                                     --------               --------

Net increase (decrease) in cash and
           cash equivalents ......................................................      6,270                 (1,779)

Cash and Cash Equivalents:
  Beginning of period ............................................................       --                      703
                                                                                     --------               --------
  End of period ..................................................................   $  6,270               $ (1,076)
                                                                                     ========               ========

Supplemental Cash Flow Information:
           Interest paid .........................................................   $  1,683               $  1,507
                                                                                     ========               ========
           Income taxes (refunded) paid ..........................................   $   (124)              $  2,220
                                                                                     ========               ========

Non-cash financing and investing activities:
           Business acquisition using former parent's
           stock charged through inter-company payable ...........................   $   --                 $  1,199
                                                                                     ========               ========
           Former parent's inter-company debt
           contributed to capital ................................................   $ 27,242               $   --
                                                                                     ========               ========

See notes to condensed consolidated financial statements.

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

                Anthony & Sylvan Pools Corporation and Subsidiary (the "Company") is among the largest residential in-ground concrete swimming pool sales and installation businesses in the United States.

                Until August 10, 1999, the Company was an indirect wholly-owned subsidiary of Essef Corporation (the "Parent"). Effective August 10, 1999, the Company was split-off to the Parent's common shareholders through a taxable distribution of 100% of the Company's shares. For the periods presented herein in which the Company was owned by the Parent, management believes that the financial statements reflect all material expenses of the Company assuming the Company was organized as a stand-alone legal entity including specifically identifiable costs incurred by the Parent on behalf of, and charged to, the Company.


(2)      INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                The accompanying condensed consolidated balance sheet as of September 30, 1999 and statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, these interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 1998 and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these interim unaudited condensed consolidated financial statements are also unaudited. The unaudited condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


(3)      SPLIT-OFF FROM PARENT

                On August 10, 1999, a third party (the "Acquiring Party") acquired the Parent in a merger transaction that occurred simultaneous with the Company being split-off to Parent's common shareholders through a taxable distribution of 100% of the Company's shares. The split-off was accomplished through the distribution of
           0.25 shares of Company common stock for every share of Parent stock held at the time of the distribution. Immediately prior to the split-off the Company amended its articles of incorporation to provide for the issuance of up to 1,000,000 shares of serial preferred stock and 29,000,000 shares of common stock.

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

                The Company, Parent and Acquiring Party have entered into various agreements that provide for administrative services, tax sharing and indemnification (the "Agreements"). Among other things, these Agreements provided for the Company to pay a dividend of $17,000,000, subject to certain adjustments, to Parent with the balance of the inter-company payable being contributed to capital retroactive to the split-off date. The potential adjustments to the $17,000,000 primarily related to the net tax benefit, as defined in the Agreements, realized by Parent from the exercise of employee stock options net of the corporate tax payable from the split-off. Pursuant to the Agreements, the calculation of adjustments has been made and the Company is not required to pay Parent any of the $17,000,000. As such all of the Company's debt to Parent, which totaled $27,242,000 at the date of the split-off, was contributed to the Company's capital increasing shareholders' equity to approximately $35,800,000.

(4)      EARNINGS PER SHARE

                Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share are computed by dividing net income by the number of common shares outstanding following the split-off from the Parent. Diluted earnings per share are based on the combined number of shares outstanding including the assumed exercise or conversion of options. The treasury stock method is used in computing diluted earnings per share. For the periods prior to the split from the Company's former Parent earnings per share were calculated based on the number shares that would have been outstanding assuming the split-off had occurred at the beginning of the period shown. The calculations were as follows (In thousands except per share data):


                                              THREE-MONTHS ENDED                       NINE-MONTHS ENDED
                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                            1999                1998                1999                1998
                                           ------              ------              ------              ------
                                                  (UNAUDITED)                             (UNAUDITED)
Numerator
 Net income available to
  common shareholders                      $1,972              $2,248              $1,864              $3,334
                                           ======              ======              ======              ======

Denominator
 Weighted average common
  shares outstanding                        3,351               3,357               3,351               3,357

 Dilutive effect of
  stock options                               421                 415                 421                 415
                                           ------              ------              ------              ------

Denominator for net
 income per diluted share                   3,772               3,772               3,772               3,772
                                           ======              ======              ======              ======

Earnings per share:
 Basic                                     $  .59              $  .67              $  .56              $  .99
                                           ======              ======              ======              ======

 Diluted                                   $  .52              $  .60              $  .49              $  .88
                                           ======              ======              ======              ======


(5)      RELATED PARTY TRANSACTIONS

                With the exception of certain capitalized lease obligations, prior to June 30, 1999 the Company did not have external sources of borrowings, and as such relied upon the Parent as its primary source of funding. Interest was charged at an average rate of 6.75% for the six-month period ended June 30, 1999. Total interest charges on the inter-company account for the six-months ended June 30, 1999 were $1,684,000. There was no interest charged on the inter-company account between June 30, 1999 and the date of the split-off, August 10, 1999, and the inter-company account as of this date was contributed to capital as part of the split-off (see note 3).


(6)      DEBT

                As required under the Agreements, subsequent to June 30, 1999 the Company separated its cash management activities from the Parent. As such the Company could no longer obtain funds from the Parent while retaining its after-tax cash flow after such date. From June 30, 1999 through the split-off, the Company arranged a $5 million bank line of credit that was not utilized.

                On August 10, 1999, the Company replaced the line of credit with a $35 million secured revolving credit facility ("Credit Facility") with a group of banks. The Company's borrowing capacity under the Credit Facility is based on its profitability and leverage. Initial pricing under the Credit Facility was at 137.5 basis points over the bank's Libor borrowing rate with an unused line commitment fee of
           37.5 basis points. The Company has not borrowed any funds under the Credit Facility.


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

                The following unaudited proforma combined results of operations give effect to the acquisition of Pools by Andrews as if it were completed at the beginning of 1998. The proforma information has been presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1998 or the results which may occur in the future (dollars in thousands except per share data):

                                                          THREE MONTHS                  NINE MONTHS
                                                              ENDED                         ENDED
                                                             9/30/98                      9/30/98
                                                             -------                      -------

Net sales ................................................   $ 57,484                     $141,278

Net income ...............................................   $  2,299                     $  3,537

Diluted earnings per share ...............................   $   0.61                     $   0.94


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

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales of $58.5 million for the third quarter of fiscal 1999 increased 10.3% over fiscal 1998 net sales of $53.0 million. The increase was predominantly attributable to the acquisition of Pools by Andrews completed in August 1998.

Gross profit increased to $15.8 million in 1999 from $14.5 million in 1999 as a result of the increase in net sales. Gross profit as a percentage of sales for the three months decreased from 27.3% of net sales to 27.1% due to material and labor cost increases that outpaced the Company's ability to increase prices.

Operating expenses consisting of sales and marketing and administrative expenses increased by $2.3 million to $12.5 million in 1999 from $10.2 million in 1998. As a percentage of sales operating expenses increased from 19.3% in 1998 to 21.4% in the current period. The dollar increase was primarily attributable to operating expenses incurred within the operations acquired with Pools by Andrews.

Interest and other expense decreased $0.4 million from $0.5 million in 1998 to $0.1 million in the current period reflecting the contribution to capital of the Company's debt to its former parent on August 10, 1999.

As a result of the above items, net income decreased $0.2 million to $2.0 million for the three months ended September 30, 1999 from $2.2 million for the same period in the prior year.


                  NINE MONTHS ENDED JUNE 30, 1999 COMPARED WITH
                         NINE MONTHS ENDED JUNE 30, 1998

Net sales of $147.1 million for the first nine months of fiscal 1999 increased 19.1% over fiscal 1998 net sales of $123.5 million. As was the case with the third quarter the increase in sales was predominantly attributable to the acquisition of Pools by Andrews completed in August 1998.

Gross profit increased to $39.3 million in 1999 from $34.4 million in 1998 as a result of the increase in net sales. Gross profit as a percentage of sales for the nine months decreased from 27.8% of net sales to 26.7% of net sales in the current period. The decrease is primarily attributable to material and labor cost increases that outpaced the Company's ability to increase prices.

Operating expenses consisting of sales and marketing and administrative expenses increased by $7.1 million to $34.4 million in 1999 from $27.3 million in 1998. As a percentage of sales operating expenses increased from 22.1% in 1998 to 23.4% in the current period. The increase was attributable to operating expenses incurred with Pools by Andrews; legal fees associated with certain acquisition-related activities; and increased spending for sales, marketing and lead generating activities to support the higher level of sales.

Interest and other expense increased $0.3 million from $1.5 million in 1998 to $1.8 million in the current period. The increase is attributable to increased borrowings from the Company's former parent prior to June 30, 1999, the proceeds of which were used to finance operations and the acquisition of Pools by Andrews in August 1998.

As a result of the above items, net income decreased $1.4 million to $1.9 million for the nine months ended September 30, 1999 from net income of $3.3 million for the same period in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999 cash flow from operating activities was $11.3 million compared with $4.8 million for the same period in 1998. The increase came principally from an $8.7 million improvement over the prior year period in the management of operating assets and liabilities.

Cash used in investing activities decreased by $3.6 million to $2.8 million due to the prior year acquisition payments of $4.7 million, which were partially offset by a $1.2 million increase in capital expenditures.

The increase in cash flow from operating activities and reduction in cash used in investing activities resulted in repayments of intercompany debt to Essef of $2.1 million compared with repayments of $0.2 million in the prior year.

On August 10, 1999, a third party (the "Acquiring Party") acquired the Company's Parent, Essef Corporation, in a merger transaction that occurred simultaneous with the Company being split-off to Parent's common shareholders. In accordance with the terms of the merger agreement, subsequent to June 30, 1999 the Company separated its cash management activities from its former Parent. Therefore, the Company could no longer be advanced funds from the Parent while retaining its after-tax cash flow after such date. Additionally, the Company was not required to pay to its former Parent, any of the $17,000,000 that might have been due under certain adjustment mechanisms related to the Company's split-off from Parent. As such, all of the Company's debt to its former Parent, which totaled $27.2 million at the date of the split-off, was contributed to the Company's capital during the third quarter, increasing shareholders' equity to $35.8 million.

The Company has established a $35 million secured revolving credit facility ("Credit Facility") with a syndicate of banks effective August 10, 1999. The Credit Facility matures on August 10, 2002 and may be extended in one-year increments with the approval of the bank group. Initial pricing under the Credit Facility was 137.5 basis points over Libor with an unused line commitment fee of
37.5 basis points. The Company has not borrowed any funds under the Credit Facility.

The Company believes that existing cash and cash equivalents, internally generated funds and funds available under its line of credit will be sufficient to meet its needs.
                                YEAR 2000 MATTERS

In 1997, as part of an overall modernization and upgrade of its information systems, the Company began preparing its computer systems and applications for the date change in the year 2000. To date, this process has involved modifying or replacing certain hardware and upgrading certain software and has not involved material costs. Management believes that substantially all of the necessary systems and applications changes will be completed during the final quarter of 1999, that the Company's level of preparedness is appropriate and that the amount of additional costs, if any, needed to address the year 2000 issue will be immaterial.

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

                  None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Anthony & Sylvan Pools Corporation
                                          (Registrant)




                                          /s/   Stuart D. Neidus
                                          --------------------------------------
                                          STUART D. NEIDUS
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)




                                          /s/   Mark E. Brody
                                          --------------------------------------
                                          MARK E. BRODY
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Accounting Officer)






Date: November 15, 1999