Form 10-K405
period 1999-12-31
ANTHONY & SYLVAN POOLS CORP
filed 2000-03-30
CIK 1067606

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K	Commission File No. 000-26991

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

X	EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1999

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

[_]	EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______________ to ________________

Anthony & Sylvan Pools Corporation

(Exact name of registrant as specified in its charter)

Ohio	31-1522456

(State of Incorporation)	(I.R.S. Employer

Identification No.)

6690 Beta Drive, Mayfield Village, Ohio	44143

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (440) 720-3301

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class	Name of Each Exchange on which Registered

Common Shares, No	The Company’s common stock trades on the Nasdaq

Par Value.	SmallCap Stock Market under the symbol: SWIM

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant’s Common Shares held by non-affiliates of the Registrant on March 24, 2000 was $7,283,654

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 24, 2000

Common Shares, no par value	2,652,539 Shares

Portions of the following documents are incorporated by reference:

(1)	1999 Annual Report to Shareholders	Part II

(2)	Definitive Proxy Statement for the Annual Meeting

	of Shareholders to be held May 2, 2000	Part III

ANTHONY AND SYLVAN POOLS CORPORATION
1999 FORM 10-K ANNUAL REPORT

		Begins
PART I		On
		Page

Item 1.	Business	3

Item 2.	Properties	5

Item 3.	Legal Proceedings	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholders’ Matters	6

Item 6.	Selected Financial Data	6

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 8.	Financial Statements and Supplementary Data	7

Item 9.	Disagreements on Accounting and Financial Disclosure	7

PART III

Item 10.	Directors and Executive Officers of the Registrant	8

Item 11.	Executive Compensation	9

Item 12.	Security Ownership of Certain Beneficial Owners and

	Management	9

Item 13.	Certain Relationships and Related Transactions	9

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	10

PART I

Item 1. Business.

(a) General development of business.

      Anthony and Sylvan Pools Corporation (“The Company”) was formed in 1997 to acquire the assets and business of a predecessor corporation. That predecessor corporation was the successor to the pool installation businesses of Pennsylvania-based Sylvan Pools and California-based Anthony Pools. Sylvan Pools was founded by Herman Silverman in 1946 and grew to become the leading pool installer in the Northeast, with operations stretching out to the Southeast, Texas and Nevada. Anthony Pools was founded by Phil Anthony in 1947 and eventually established itself as one of the largest pool companies in the United States. In 1996, the parent Company of Sylvan Pools purchased Anthony Pools and combined the two businesses under the name “Anthony & Sylvan.” Anthony & Sylvan has built over 300,000 pools in its history.

      The Company is among the largest installers of residential in-ground concrete swimming pools in the United States with a network of 44 sales offices serving 26 geographic markets in 16 states. The majority of the Company’s pools range in price from $15,000 to $40,000. Historically, its sales have been seasonally strongest in the second and third quarters and weakest in the first and fourth quarters. The Company built approximately 6,000 pools (using on an “equivalent completed unit” basis) in 1999. In addition to installing residential pools, the Company:

•	Provides pool renovation services in selected markets; and

•	Operates 18 retail locations that sell chemicals, replacement parts, accessories, equipment and inflatables; and

•	Operates a field service operation that offers post-installation services such as pool openings and weekly maintenance.

(b) Swimming Pool Sales and Installation Industry.

      The Company estimates that the installation of residential in-ground swimming pools is a $3.5 billion per year industry in the United States. According to the National Spa & Pool Institute, the number of residential in-ground pools installed annually in the United States has grown from 121,000 in 1994 to 172,000 in 1998. In each of these years, the percentage of residential in-ground swimming pools installed using formative structures made of concrete, vinyl liners and pre-molded fiberglass has remained fairly consistent and in 1998 represented 68.8%, 28.8% and 2.6%, respectively, of total residential in-ground swimming pools installed. While other sectors of the residential in-ground swimming pool business, such as manufacturing, distribution and retailing of pool products and equipment, have undergone significant consolidation in recent years, the sales and installation industry has remained highly fragmented.

(c) Sales and Marketing

      The Company sells its products to a large number of customers, primarily residential homeowners. A dedicated sales force of approximately 170 employees who have responsibility for developing and maintaining customer relationships conducts its principal sales activities. Sales visits are conducted in the customer’s home or at an Anthony & Sylvan sales office near the customer’s home. The introduction of the laptop computer as a selling tool in recent years has significantly enhanced the quality and professionalism of the Company’s sales presentations and reinforced its image as an expert installer. As a service to its customers, the Company maintains relationships with lenders that provide financing to its customers.

      The Company does most of its advertising in local newspapers and Yellow Pages. It also advertises, to a lesser extent, through radio, television, billboards and direct mail and has attracted buyers as a result of referrals from previous customers and realtors, among others. The Company also operates an Internet site – WWW.Anthony-Sylvan.com.

(d) Competition

      The Company faces competition primarily from regional and local installers. The Company believes that there are a small number of swimming pool companies that compete with Anthony & Sylvan on a national basis. Barriers to entry in the swimming pool sales and installation industry are relatively low.

      The Company believes that the principal competitive factors in the pool installation business are the quality and level of customer service, product pricing, breadth and quality of products offered, ability to procure labor and materials on a market by market basis from local and regional sources, financial integrity and stability, and consistency of business relationships with customers. The Company believes it compares favorably with respect to each of these factors.

(e) Principal Suppliers and Subcontractors

      The Company regularly evaluates supplier relationships and considers alternate sourcing as appropriate to assure competitive costs and quality standards. The Company currently does not have long-term contracts with its suppliers. It also believes there are currently a number of other suppliers of that equipment on comparable terms.

      The Company utilizes both company employees as well as subcontractors to install pools; however, the majority of its installation labor base consists of subcontractors. The Company’s personnel act as field supervisors to oversee all aspects of the installation process and as schedulers to coordinate the activities of the subcontractors and communicate with the customer.

(f) Backlog

      As of December 31, 1999, the Company had approximately $28,000,000 of contracts for swimming pool installations that had not been started and $16,700,000 of remaining revenue to be recognized on contracts currently under installation. The Company believes based on past experience that the December 31, 1999 backlog will be completed in 2000.

(g) Employees

      At February 29, 2000, the Company employed approximately 634 persons, on a full-time basis of which approximately 100 were management personnel. During the peak swimming pool sales and installation season the Company will employ additional operations personnel who will primarily be involved in the installation of swimming pools.

      No employees are covered by collective bargaining agreements and the Company believes it has satisfactory relations with its employees.

Item 2. Properties.

      The Company currently operates 44 sales offices and 18 retail stores. In addition it has a number of warehouses at which it stores inventory used in pool installations. Its executive offices are located in Mayfield Village, Ohio. The Company believes that no single property is material to its operations and that alternate sites are presently available at market rates.

Item 3. Legal Proceedings.

      From time to time, the Company is involved in litigation and proceedings arising in the ordinary course of business. Although the outcome of litigation and claims is uncertain, the Company does not believe that there are any pending proceedings which could be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Shareholders’ Matters.

      The Company’s Common Shares are listed on the NASDAQ SmallCap Stock Market under the symbol SWIM. At March 24, 2000 2,648,311 outstanding common shares were held by 236 shareholders of record. There were no cash dividends declared or paid for the year ended December 31, 1999, as the Company’s policy is to retain earnings and cash for future expansion of the business. For information on the market price range see page 22 of Anthony & Sylvan Pools 1999 Annual Report to Shareholders incorporated herein by reference to Exhibit 13 of this filing [1999 Annual Report to Shareholders].

Item 6. Selected Financial Data.

      Information with respect to selected financial data for each of the last five fiscal years contained on page 22 of Anthony & Sylvan Pools 1999 Annual Report to Shareholders is incorporated herein by reference to Exhibit 13 of this filing [1999 Annual Report to Shareholders].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The Management’s Discussion and Analysis of Financial Condition and Results of Operations contained on pages 19 through 21 of Anthony & Sylvan Pools 1999 Annual Report to Shareholders is incorporated herein by reference to Exhibit 13 of this filing [1999 Annual Report to Shareholders].

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      The Company is exposed to various market risks, including changes in pricing of raw materials and sourced components and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices and interest rates. The Company does not enter into financial instruments to manage and reduce the impact of some of these risks. Further, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

      The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company’s principal cash flows and it’s weighted average interest rates on long-term debt at December 31, 1999 is included in Note 6 of the Consolidated Financial Statements on page 15 of Anthony & Sylvan Pools 1999 Annual Report to Shareholders incorporated herein by reference to Exhibit 13 of this filing [1999 Annual Report to Shareholders].

Item 8. Financial Statements and Supplementary Data.

      The consolidated financial statements and accompanying notes of Anthony & Sylvan Pools contained on pages 9 through 17, inclusive, of Anthony & Sylvan Pools 1999 Annual Report to Shareholders, together with the report of Independent Public Accountants relating thereto contained on page 18 thereof, and the unaudited quarterly financial data under the heading “Quarterly Financial Information” on page 22 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [1999 Annual Report to Shareholders].

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Identification of Directors

The identity of directors including age, business experience, positions held and other relevant information is contained in the Company’s Proxy Statement dated March 31, 2000; (filed with the Commission pursuant to Regulation 14A) under the headings DIRECTORS, on pages 2-3 and DIRECTORS’ COMMITTEES, MEETINGS AND FEES on pages 3-4 is incorporated herein by this reference.

(b) Identification of Executive Officers

The persons named below are the executive officers of the Company at the date hereof.

Name	Age	Position

Stuart D. Neidus	49	Chairman and Chief Executive Officer, Director

Howard P. Wertman	55	President

Richard M. Kelso	51	Executive Vice President and Chief Operating Officer

William J. Evanson	49	Executive Vice President and Chief Financial Officer

Martin J. Degnan	54	Vice President, Secretary and General Counsel

      Stuart D. Neidus has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since September 1998. He served as Chief Financial Officer of the Company from September 1998 through April 1999. Mr. Neidus also served as Executive Vice President and Chief Financial Officer of Essef Corporation from September 1996 to August 1999. Prior to that, from 1992 to 1996 Mr. Neidus served with Premier Farnell plc, successor to Premier Industrial Corporation, most recently as Executive Vice President. Prior to joining Premier Farnell plc, Mr. Neidus spent 19 years as an independent public accountant with KPMG LLP, including eight years as a partner.

      Howard P. Wertman has served as President of Anthony & Sylvan Pools since October 1995. He previously served as Divisional Vice President of Sylvan Pools from 1990 to 1995. Mr. Wertman’s career in the swimming pool industry began in 1973, and since then he has served in various management positions with both Anthony Pools and Sylvan Pools.

      Richard M. Kelso has served as Executive Vice President and Chief Operating Officer of Anthony & Sylvan Pools since 1996. His experience in the pool industry includes service as Vice President of Anthony Pools from 1989 to 1996. Prior to that, Mr. Kelso was the General Manager of the Washington, D.C. division of Anthony Pools. His career includes 24 years of pool service, all in management positions with Anthony Pools.

      William J. Evanson joined Anthony & Sylvan as Executive Vice President and Chief Financial Officer on March 20, 2000. From 1978 to 2000, Mr. Evanson served with Premier Farnell plc, successor to Premier Industrial Corporation, most recently as Vice President — North America Finance. Since Mr. Evanson joined the Company after the end of the fiscal year, Martin A. Iles has acted as Interim Principal Financial Officer.

      Martin J. Degnan has served as Vice President, Secretary and General Counsel of Anthony & Sylvan Pools since October, 1999. Prior to joining the Company Mr. Degnan served with Rubbermaid, Inc. for over 20 years most recently as Vice President and Associate General Counsel.

Item 11. Executive Compensation.

      Information relating to compensation of executive officers and directors is contained in the Company’s Proxy Statement dated March 31, 2000 under the headings DIRECTORS’ COMMITEES, MEETINGS AND FEES on pages 3-4, and EXECUTIVE COMPENSATION on page 5, incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information relating to security ownership of certain beneficial owners and management is contained in the Company’s Proxy Statement dated March 31, 2000 under the heading BENEFICIAL OWNERSHIP OF SHARES appearing on pages 11-12, incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

      Information with respect to related transactions is included in the Company’s Proxy Statement dated March 31, 2000 under the headings REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION on page 9 and BENEFICIAL OWNERSHIP OF SHARES on pages 11-12, incorporated herein by this reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this report:

(1) The following consolidated financial statements of Anthony & Sylvan Pools Corporation and Subsidiary, together with the independent auditors’ report relating thereto, contained on pages 9 through 18, inclusive of Anthony & Sylvan’s 1999 Annual Report to its shareholders, and the unaudited quarterly financial data set forth under the heading “Quarterly Financial Information” on page 22 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [1999 Annual Report to Shareholders].

Consolidated Balance Sheets at December 31, 1999 and 1998

Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 and the eight months ended December 31, 1997 and four months ended April 30, 1997

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 1999 and 1998 and the eight months ended December 31, 1997

Consolidated Statement of Cash Flows for the years ended December 31, 1999 and 1998 and the eight months ended December 31, 1997 and four months ended April 30, 1997

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

Quarterly Financial Information (unaudited)

(2) All financial statement schedules are omitted because they are not required, not applicable, or the information is given in the consolidated financial statements or the notes thereto.

(3) Exhibits Required to be Filed by Item 601 of Regulation S-K

Current Form 10-K	Document/Data

Exhibit Number	Required

3.1	Form of Amended and Restated Articles of Incorporation of Anthony & Sylvan Pools (Reference is made to Exhibit 3.1 to the report on form 10-Q for the quarter ended June 30, 1999, herein incorporated by reference)

3.2	Form of Amended and Restated Regulations of Anthony & Sylvan Pools (Reference is made to Exhibit 3.4 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

4.1	See exhibit 3.1 and 3.2 for provisions of the Articles of Incorporation and Regulations of Anthony & Sylvan Pools defining the rights of holders of Anthony & Sylvan common shares.

10.1	1999 Long-Term Incentive Plan. (Reference is made to Exhibit 10.1 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference).

10.2	Anthony & Sylvan Pools 1999 Leveraged Stock Purchase Plan dated December 28, 1999.

10.3	Employment Agreement – Stuart D. Neidus, Chairman and Chief Executive Officer. (Reference is made to Exhibit 10.2 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

10.4	Employment Agreement – Howard P. Wertman, President. (Reference is made to Exhibit 10.3 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

10.4	Employment Agreement – Richard M. Kelso, Executive Vice President. (Reference is made to Exhibit 10.4 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

Current Form 10-K	Document/Data

Exhibit Number	Required

10.5	Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions — National City Bank, Huntington National Bank and Firstar Bank, N.A. dated July 8, 1999 (Reference is made to Exhibit 10.10 to the report on form 10-Q for the quarter ended June 30, 1999, which exhibit is herein incorporated by reference)

13	1999 Annual Report to Shareholders.

27.1	Financial Data Schedule.

(b) The were no reports filed on Form 8-K during the last quarter of fiscal year ended 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anthony & Sylvan Pools Corporation

By	STUART D. NEIDUS

Stuart D. Neidus

Chairman and Chief Executive Officer

March 24, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

STUART D. NEIDUS	Chairman, Chief Executive Officer

STUART D. NEIDUS	and Director

(Principal Executive Officer)

MARTIN A. ILES	Vice President, Treasurer and Controller

Martin A. Iles	(Principal Accounting Officer

and Interim Principal Financial

Officer)

ROGER D. BLACKWELL	Director

Roger Blackwell

MARY ANN JORGENSON	Director

Mary Ann Jorgenson

THOMAS B. WALDIN	Director

Thomas B. Waldin

Date: March 24, 2000