Form 10-Q
period 2000-03-31
ANTHONY & SYLVAN POOLS CORP
filed 2000-05-15
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
---------

+--+
|X | QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       March 31, 2000
                                        -------------------------------

+--+
|  | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                    --------------     ----------------

Commission File Number             000-26991
                        -----------------------------------------------
                  Anthony & Sylvan Pools Corporation
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       Ohio                                            31-1522456
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

    6690 Beta Drive, Mayfield Village, Ohio              44143
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (440) 720-3301
                                                    ----------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No        N/A
                                              -----     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

            Class                       Outstanding at May 12, 2000
---------------------------             ----------------------------
Common Shares, no par value                     2,703,172 Shares

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                      Sequential
                                                                                                       Page No.
                                                                                                       --------

Part I - Financial Information

     Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets -
                March 31, 2000 and December 31, 1999 ..........................................              3
                Condensed Consolidated Statements of Operations -
                Three Months Ended March 31, 2000 and 1999 ....................................              4
                Condensed Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2000 and 1999                                                   5
                Notes to Condensed Consolidated Financial Statements ..........................            6-8

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations ...........................           9-10

Part II - Other Information

         Item 1.  Legal Proceedings ...........................................................             11

         Item 2.  Changes in Securities .......................................................             11

         Item 4.  Submission of Matters to a Vote of Security
                      Holders .................................................................             11

         Item 6.  Exhibits and Reports on Form 8-K ............................................             11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   March 31,          December 31,
                                                                                     2000                 1999
                                                                                   ----------           ---------
ASSETS                                                                             (unaudited)          (audited)
------

Current Assets:
      Cash and cash equivalents .................................................  $  1,079              $    533
      Contract receivable, net ..................................................     5,600                 8,101
      Inventories, net ..........................................................     7,625                 5,282
      Prepayments and other .....................................................     1,930                 1,673
      Deferred income taxes .....................................................     3,450                 2,584
                                                                                   --------              --------
           Total current assets .................................................    19,684                18,173

Property, plant and equipment, net ..............................................     8,210                 8,107
Goodwill, net ...................................................................    27,204                27,386
Other ...........................................................................     1,977                 1,841
                                                                                   --------              --------
                                                                                   $ 57,075              $ 55,507
                                                                                   ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Current maturities of long-term debt ....................................  $    171              $    171
        Accounts payable ........................................................     9,322                 5,782
        Accrued expenses ........................................................    14,581                11,695
        Accrued income taxes ....................................................         -                   451
                                                                                  ---------            ----------
           Total current liabilities ............................................    24,074                18,099

Long-term Debt ..................................................................     2,050                 4,593
Other Long-term Liabilities .....................................................     2,218                 2,243
Commitments and Contingencies ...................................................         -                     -

Shareholders' Equity:
        Serial preferred shares no par value,
          1,000,000 shares authorized, none issued ..............................         -                     -
        Common shares no par value,
          29,000,000 shares authorized, 3,351,836
          shares issued and 2,658,589 outstanding ...............................    27,390                27,395
        Treasury shares at cost, 693,110 shares .................................    (4,311)               (4,581)
        Retained earnings .......................................................     5,654                 7,758
                                                                                   --------              --------
 Total shareholders' equity .....................................................    28,733                30,572
                                                                                   --------              --------
                                                                                   $ 57,075              $ 55,507
                                                                                   ========              ========


See notes to condensed consolidated financial statements.

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                      (In thousands, except share data)

                                              Three Months Ended
                                                   March 31,
                                               2000        1999
                                               ----        ----
                                                (Unaudited)

Net sales ..............................     $ 30,391    $ 26,422

Cost of sales ..........................       23,938      20,719
                                             --------    --------

  Gross profit .........................        6,453       5,703

Operating expenses .....................        9,650       9,505
                                             --------    --------

  Income/(loss)from operations .........       (3,197)     (3,802)

Interest and other expense .............          196       1,095
                                             --------    --------

  Income/(loss) before income taxes ....       (3,393)     (4,897)

Provision/(benefit) for income taxes ...       (1,289)     (1,939)
                                             --------    --------

  Net income/(loss) ....................     $ (2,104)   $ (2,958)
                                             ========    ========


Earnings/(loss) per share:

  Basic ................................        $(.80)      $(.88)
                                             ========    ========

  Diluted ..............................        $(.80)      $(.88)
                                             ========    ========

Average shares outstanding:

  Basic ................................        2,620       3,357
                                             ========    ========

  Diluted ..............................        2,620       3,357
                                             ========    ========



See notes to condensed consolidated financial statements.

                   ANTHONY & SYLVAN CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Dollars in thousands)

                                                             Three Months Ended
                                                                   March 31,
                                                               2000         1999
                                                             --------    ---------
                                                                   (Unaudited)
Cash Flows from Operating Activities:
      Net loss ...........................................   $ (2,104)   $ (2,958)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
                Depreciation and amortization ............        685         606
                Other ....................................         (2)       --
       Changes in operating assets and liabilities
        net of assets acquired
           Contract receivables ..........................      2,501        (774)
           Inventories ...................................     (2,343)     (2,382)
           Prepayments and other .........................       (257)       (370)
           Accounts payable ..............................      3,540       2,434
           Accrued expenses and other ....................      1,569       7,060
                                                             --------    --------
               Net cash provided by operating activities .      3,589       3,616
                                                             --------    --------

Cash Flows from Investing Activities:
           Additions to property, plant and
             equipment ...................................       (609)       (712)
           Other .........................................       (161)          9
                                                             --------    --------
               Net cash used in investing activities .....       (770)       (703)
                                                             --------    --------

Cash Flows from Financing Activities:
      Net transactions with Essef Corporation ............       --        (2,144)
      Repayment of long term debt ........................     (2,543)        (60)
      Proceeds from sale of treasury shares ..............        270        --
                                                             --------    --------
              Net cash used in financing activities ......     (2,273)     (2,204)
                                                             --------    --------

Net increase in cash and cash equivalents ................        546         709

Cash and Cash Equivalents:
  Beginning of period ....................................        533        --
                                                             --------    --------
  End of period ..........................................   $  1,079    $    709
                                                             ========    ========

Supplemental Cash Flow Information:
           Interest paid .................................   $    187    $  1,085
                                                             ========    ========
           Income taxes paid/(refunded) ..................   $     28    $ (1,939)
                                                             ========    ========


See notes to condensed consolidated financial statements.

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        BASIS OF PRESENTATION

                Anthony & Sylvan Pools Corporation and Subsidiary (the "Company") is among the largest residential in-ground concrete pool sales and installation businesses in the United States and operates in one business segment.

                On August 10, 1999, a third party (the "Acquiring Party") acquired Essef Corporation ("Essef") the Company's former parent, in a merger transaction that included the Company being split-off to Essef's common shareholders through a taxable distribution of 100% of the Company's shares as part of the merger consideration. The split-off was accomplished through the distribution of 0.25 shares of common stock for every share of Essef common stock held at the time of the distribution. Immediately prior to the split-off, the Company amended its articles of incorporation to provide for the issuance of up to 1,000,000 serial preferred shares and 29,000,000 shares of common stock.

                The Company, Essef and Acquiring Party have entered into various agreements that provide for administrative services, tax sharing and indemnification (the "Agreements"). Among other things, these Agreements provided for the Company to pay a dividend of $17,000,000, subject to certain adjustments, to Essef with the balance of the inter-company payable being contributed to capital retroactive to the split-off date. The potential adjustments to the $17,000,000 primarily related to the net tax benefit, as defined in the Agreements, realized by Essef from the exercise of employee stock options net of the corporate tax payable from the split-off. Pursuant to the Agreements, the calculation of adjustments has been completed and the Company was not required to pay Essef any of the $17,000,000. As such all of the Company's debt to Essef, which totaled $27,241,000 at the date of the split-off, was contributed to the Company's capital increasing shareholders' equity to approximately $34,700,000 at the date of the split-off.

                Company management believes that for the periods presented herein in which the Company was owned by Essef that the financial statements reflect all material expenses of the Company as if it was organized as a stand-alone legal entity including specifically identifiable costs incurred by Essef on behalf of, and charged to, the Company.

(2)        INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                The accompanying condensed consolidated balance sheet as of March 31, 2000 and statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, these interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 1999 and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these interim unaudited condensed consolidated financial statements are also unaudited. The unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(3)        EARNINGS PER SHARE

                Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is based on the combine weighted average number of shares outstanding including the assumed exercise or conversion of options. The treasury stock method is used in computing diluted earnings per share. For the periods prior to the split-off from Essef earnings per share is calculated based on the number of shares that would have been outstanding assuming the split-off had occurred at the beginning of the period shown. The calculations are as follows (In thousands except per share data):

                                            THREE-MONTHS ENDED
                                                 MARCH 31,
                                             2000         1999
                                          ---------    ---------
                                         (UNAUDITED)  (UNAUDITED)
       Numerator:
        Net income/(loss) available
         to common shareholders           $  (2,104)   $  (2,958)
                                          =========    =========

       Denominator:
        Weighted average common
         shares outstanding                   2,620        3,357
        Dilutive effect of
         stock options (a)                     --           --
                                          ---------    ---------

       Denominator for net
        Income/(loss) per diluted share       2,620        3,357
                                          =========    =========


       Earnings per share:
        Basic                             $    (.80)   $    (.88)
                                          =========    =========
        Diluted                           $    (.80)   $    (.88)
                                          =========    =========


          (a) Due to the net loss reported in both periods, the share base used in calculating net income/(loss) per diluted share does not include the effect of common share equivalents, as its effect would be anti-dilutive.

(4)        RELATED PARTY TRANSACTIONS

                With the exception of certain capitalized lease obligations, prior to June 30, 1999 the Company did not have external sources of borrowings, and as such relied upon Essef as its primary source of funding. Interest was charged at an average rate of 10.6% for the three-month period ended March 31, 1999. Total interest charges on the inter-company account for the three-months ended March 31, 1999 were $1,085,000. At the date of the split-off the intercompany account was contributed to capital (see note 1).

(5)          DEBT

                On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest rates are charged at increments over either Prime or Libor rates. In addition a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of March 31, 2000, the effective rate on all outstanding borrowings under the Credit Facility was 7.7% and the available borrowings were $16.2 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

(6)          LITIGATION

                Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(7)          SUBSEQUENT EVENTS

                On May 2, 2000, the Board of Directors authorized a 10% stock dividend to be distributed on or about May 30, 2000 to shareholders of record on May 16, 2000. The consolidated financial statements have not been restated to reflect the number of shares outstanding following the dividend.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH
                        THREE MONTHS ENDED MARCH 31, 1999

Net sales of $30.4 million for the three-months ended March 31, 2000 increased 15.0% from $26.4 million for the same period in fiscal 1999. The increase was attributable to increases in production and increases in average selling prices.

Gross profit increased to $6.5 million in 2000 from $5.7 million in 1999 as a result of the increase in net sales. Gross profit as a percentage of sales for the three months decreased slightly from 21.6% of net sales to 21.2%.

Operating expenses consisting of selling and administrative expenses increased by $0.2 million to $9.7 million in 2000 from $9.5 million in 1999. As a percentage of sales, operating expenses decreased from 36.0% in 2000 to 31.8% in the current period. The percentage of sales decrease was primarily attributable to tighter spending controls implemented in 2000 during the seasonally slow first quarter of the year.

Interest and other expense decreased $0.9 million from $1.1 million in 1999 to $0.2 million in the current period. Interest was paid on external borrowings in 2000, while the interest paid in 1999 was paid to the Company's former Parent, Essef Corporation, through an intercompany borrowing arrangement.

As a result of the above items, adjusted for the impact of federal and state taxes, the net loss for the three month period decreased from $3.0 million in 1999 to $2.1 million in 2000, and the net loss per diluted share decreased $0.08 per share from $0.88 in 1999 to $0.80 in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $3.6 million in each of the three month periods ended March 31, 2000 and 1999, while cash used in investing activities increased $0.1 million to $0.8 million in 2000 compared with $0.7 million in 1999. The excess of cash from operating activities over cash used in investing activities combined with the proceeds from the sale of treasury shares was used to reduce external borrowings by $2.5 million in the three months ended March 31, 2000.

On August 10, 1999, a third party acquired the Company's former Parent, Essef Corporation ("Essef"), in a merger transaction that included the Company being split-off to Essef's common shareholders as part of the merger consideration. In accordance with the terms of the merger agreement, subsequent to June 30, 1999 the Company separated its cash management activities from Essef. Therefore, the Company could no longer be advanced funds from Essef while retaining its after-tax cash flow after such date. Additionally, the Company was not required to pay Essef any of the $17,000,000 that might have been due under certain adjustment mechanisms related to the Company's split-off from Essef. As such, all of the Company's debt to Essef, which totaled $27,241,000 at the date of the split-off, was contributed to the Company's capital at the date of the split-off.

On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest rates are charged at increments over either Prime or Libor rates. In addition, a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of March 31, 2000, the effective rate on all outstanding borrowings under the Credit Facility was 7.7% and the available borrowings were $16.2 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

The Company believes that existing cash and cash equivalents, internally generated funds and funds available under its line of credit will be sufficient to meet its needs.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in pricing of equipment, materials and contract labor, and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices and interest rates. The Company does not enter into financial instruments to manage and reduce the impact of some of these risks. Further, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and it's weighted average interest rates on long-term debt at March 31, 2000 is included in the Condensed Consolidated Financial Statements.

                                YEAR 2000 MATTERS

The Company did not experience any significant malfunction or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However it is possible that the full impact of the date change has not been fully recognized. In addition, the Company is not aware of any significant Year 2000 or similar problems that have arisen for its suppliers or service providers, and does not believe it would have difficulty securing alternate sources of supply in the event that any of its current suppliers or service providers do experience Year 2000 or similar problems.

The Company's expenditure on Year 2000 readiness efforts was not material. These efforts included replacing or upgrading outdated, noncompliant hardware and software as well as identifying and remediating Year 2000 problems.

                           CYCLICALITY AND SEASONALITY

The Company believes that the in-ground swimming pool industry is strongly influenced by general economic conditions and tends to experience periods of decline during economic downturns. Since the majority of the Company's swimming pool installation purchases are financed, pool sales are particularly sensitive to interest rate fluctuations and the availability of credit. A sustained period of high interest rates could result in declining sales, which could have a material adverse effect on The Company's financial condition and results of operations.

Historically, approximately 70% of the Company's revenues have been generated in the second and third quarters of the year, the peak season for swimming pool installation and use. Conversely, the Company typically incurs net losses during the first and fourth quarters of the year. Unseasonably cold weather or extraordinary amounts of rainfall during the peak sales season can significantly reduce pool purchases. In addition, unseasonably early or late warming trends can increase or decrease the length of the swimming pool season, significantly affecting sales and operating profit.

PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

                No change

ITEM 2.         CHANGES IN SECURITIES

                No change

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

                The annual meeting of shareholders of the Company (the "Annual Meeting") was held on May 2, 2000. Of the 2,652,539 shares of common stock outstanding and entitled to vote at the Annual Meeting, 2,551,596 shares were each present in person or by proxy, each entitled to one vote on each matter to come before the meeting.

                The following matter was submitted to a vote of security holders of the Company at the Annual Meeting, with the results indicated:

                Proposal to elect 4 directors to hold office until the Annual Meeting of Shareholders in 2001 and until their respective successors are duly elected and qualified:

                Votes cast FOR the election of Mr. Blackwell:          2,542,921
                Votes WITHHELD:                                            8,675

                Votes cast FOR the election of Ms. Jorgenson:          2,542,921
                Votes WITHHELD:                                            8,675

                Votes cast FOR the election of Mr. Neidus:             2,542,921
                Votes WITHHELD:                                            8,675

                Votes cast FOR the election of Mr. Waldin:             2,542,788
                Votes WITHHELD:                                            8,808

                Shares held by brokers and nominees:                   2,099,976
                Shares held by brokers and nominees not voted:            25,795


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

                                     Anthony & Sylvan Pools Corporation
                                     (Registrant)




                                     Stuart D. Neidus
                                     -------------------------------------------
                                     STUART D. NEIDUS
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)




                                     William J. Evanson
                                     -------------------------------------------
                                     WILLIAM J. EVANSON
                                     Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Accounting Officer)

Date:  May 12, 2000