Form 10-Q
period 2000-06-30
ANTHONY & SYLVAN POOLS CORP
filed 2000-08-11
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
---------


+--+
|X | QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       June 30, 2000
                                        -------------------

+--+
|  | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                    --------------      --------------

Commission File Number             000-26991
                        --------------------------------------------------------
                       Anthony & Sylvan Pools Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                      31-1522456
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

6690 Beta Drive, Mayfield Village, Ohio                  44143
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (440) 720-3301
                                                    --------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No        N/A
                                                ---        ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

             Class                             Outstanding at August 7, 2000
-------------------------------------      -------------------------------------
   Common Shares, no par value                         2,973,644 Shares

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                          Sequential
                                                                            Page No.
                                                                            --------
Part I - Financial Information

         Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets -
                    June 30, 2000 and December 31, 1999 .................      3
                Condensed Consolidated Statements of Operations -
                    Three Months and Six Months Ended
                      June 30, 2000 and 1999 ............................      4
                Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2000 and 1999 .............      5
                Notes to Condensed Consolidated Financial Statements ....     6-8
                Independent Accountants' Report .........................      9

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations .....    10-12

Part II - Other Information

         Item 1.  Legal Proceedings .....................................     13

         Item 2.  Changes in Securities .................................     13

         Item 4.  Submission of Matters to a Vote of Security
                        Holders .........................................     13


         Item 6.  Exhibits and Reports on Form 8-K ......................     13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        June 30,      December 31,
                                                          2000           1999
                                                       -----------     ---------
ASSETS                                                 (unaudited)     (audited)
------
Current Assets:
        Cash and cash equivalents ..................     $ 7,230       $   533
        Contract receivables, net ...................       7,211         8,101
        Inventories, net ...........................       7,021         5,282
        Prepayments and other ......................       1,583         1,673
        Deferred income taxes ......................       2,291         2,584
                                                         -------       -------
           Total current assets ....................      25,336        18,173

Property, Plant and Equipment, net .................       8,321         8,107
Goodwill, net ......................................      27,270        27,386
Other ..............................................       1,929         1,841
                                                         -------       -------
                                                         $62,856       $55,507
                                                         =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
        Current maturities of long-term debt .......     $   152       $   171
        Accounts payable ...........................       9,724         5,782
        Accrued expenses ...........................      16,486        11,695
        Accrued income taxes .......................       1,178           451
                                                         -------       -------
           Total current liabilities ...............      27,540        18,099

Long-term Debt .....................................          25         4,593
Other Long-term Liabilities ........................       2,320         2,243
Commitments and Contingencies ......................          --            --

Shareholders' Equity:
        Serial preferred shares no par value,
          1,000,000 shares authorized,
             none issued ...........................          --            --
        Common shares no par value,
          29,000,000 shares authorized,
            3,622,286 and 3,602,263 outstanding,
            and 2,973,489 and 2,869,264 issued,
            in 2000 and 1999, respectively .........      29,432        27,395
        Treasury shares at cost,
           648,797 in 2000 and 732,999 in 1999  ....      (4,055)       (4,581)
        Retained earnings ..........................       7,594         7,758
                                                         -------       -------
            Total shareholders' equity .............      32,971        30,572
                                                         -------       -------
                                                         $62,856       $55,507
                                                         =======       =======

See notes to condensed consolidated financial statements.

                       ANTHONY & SYLVAN POOLS CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                       (In thousands, except share data)

                                   Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                    2000        1999        2000        1999
                                   -------     -------     -------     -------

Net sales ....................     $67,199     $62,154     $97,590     $88,576

Cost of sales ................      46,719      44,433      70,657      65,152
                                   -------     -------     -------     -------

  Gross profit ...............      20,480      17,721      26,933      23,424

Operating expenses ...........      14,139      12,422      23,788      21,927
                                   -------     -------     -------     -------

  Income from operations .....       6,341       5,299       3,145       1,497

Interest and other expense ...          21         628         217       1,723
                                   -------     -------     -------     -------

  Income/(loss) before
    income taxes .............       6,320       4,671       2,928        (226)

Provision/(benefit) for
  income taxes ...............       2,402       1,821       1,113        (118)
                                   -------     -------     -------     -------

  Net income/(loss) ..........     $ 3,918     $ 2,850     $ 1,815     $  (108)
                                   =======     =======     =======     =======


Earnings/(loss) per share:

  Basic ......................     $  1.32     $   .77     $   .62     ($  .03)
                                   =======     =======     =======     =======

  Diluted ....................     $  1.13     $   .69     $   .53     ($  .03)
                                   =======     =======     =======     =======


Average shares outstanding:

  Basic ......................       2,966       3,686       2,928       3,686
                                   =======     =======     =======     =======

  Diluted (a) ................       3,470       4,142       3,432       3,686
                                   =======     =======     =======     =======

(a) Due to the net loss reported in the six-month period ended June 30, 1999, the share base used in calculating net income/(loss) per diluted share does not include the effect of common share equivalents, as its effect would be anti-dilutive.

                         ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                      (Dollars in thousands)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                 2000          1999
                                                                                    (Unaudited)
                                                                               -------       -------
Cash Flows from Operating Activities:
      Net income /(loss) .................................................     $ 1,815       $  (108)
      Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
                Depreciation and amortization ............................       1,377         1,167
                Deferred income taxes ....................................         293           622
                Other ....................................................          32           157
       Changes in operating assets and liabilities net of assets acquired:
           Contract receivables ..........................................         928         2,832
           Inventories ...................................................      (1,739)       (3,387)
           Prepayments and other .........................................          90          (537)
           Accounts payable ..............................................       3,916         2,551
           Accrued expenses and other ....................................       5,404         3,708
                                                                               -------       -------
               Net cash provided by operating activities .................      12,116         7,005
                                                                               -------       -------

Cash Flows from Investing Activities:
           Additions to property, plant and equipment ....................      (1,235)       (2,658)
           Other .........................................................        (187)           --
                                                                               -------       -------
               Net cash used in investing activities .....................      (1,422)       (2,658)
                                                                               -------       -------

Cash Flows from Financing Activities:
      Net transactions with Essef Corporation ............................          --        (2,322)
      Repayment of long term debt ........................................      (4,587)         (133)
      Proceeds on exercise of stock options ..............................          20            --
      Proceeds from sale of treasury shares ..............................         570            --
                                                                               -------       -------
              Net cash used in financing activities ......................      (3,997)       (2,455)
                                                                               -------       -------


Net increase in cash and cash equivalents ................................       6,697         1,892

Cash and Cash Equivalents:
  Beginning of period ....................................................         533            --
                                                                               -------       -------
  End of period ..........................................................     $ 7,230       $ 1,892
                                                                               =======       =======

Supplemental Cash Flow Information:
           Interest paid .................................................     $   217       $ 1,704
                                                                               =======       =======
           Income taxes paid/(refunded) ..................................     $    93       $  (118)
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

                The Company, Essef and Acquiring Party have entered into various agreements that provide for administrative services, tax sharing and indemnification (the "Agreements".) Among other things, these Agreements provided for the Company to pay a dividend of $17,000,000, subject to certain adjustments, to Essef with the balance of the inter-company payable being contributed to capital retroactive to the split-off date. The potential adjustments to the $17,000,000 primarily related to the net tax benefit, as defined in the Agreements, realized by Essef from the exercise of employee stock options net of the corporate tax payable from the split-off. Pursuant to the Agreements, the calculation of adjustments has been completed and the Company was not required to pay Essef any of the $17,000,000. As such all of the Company's debt to Essef, which totaled $27,241,000 at the date of the split-off, was contributed to the Company's capital increasing shareholders' equity to approximately $34,700,000 at the date of the split-off.

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


(2)        INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                The accompanying condensed consolidated balance sheet as of June 30, 2000 and statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management, these interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 1999 and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these interim unaudited condensed consolidated financial statements are also unaudited. The unaudited condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(3)        EARNINGS PER SHARE

                Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is based on the combined weighted average number of shares outstanding including the assumed exercise or conversion of options. The treasury stock method is used in computing diluted earnings per share. For the periods prior to the split-off from Essef, earnings per share is calculated based on the number of shares that would have been outstanding assuming the split-off had occurred at the beginning of the period shown. The calculations are as follows (in thousands except per share data):

                                      THREE-MONTHS ENDED     SIX-MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                        2000       1999       2000       1999
                                       ------     ------     ------     ------
                                         (UNAUDITED)             (UNAUDITED)
Numerator
 Net income/(loss)
  available to
  common shareholders ............     $3,918     $2,850     $1,815     $ (108)
                                       ======     ======     ======     ======

Denominator
 Weighted average common
  shares outstanding .............      2,966      3,686      2,928      3,686

 Dilutive effect of
  stock options (a) ..............        504        456        504         --
                                       ------     ------     ------     ------

Denominator for net
 Income/(loss) per
 diluted share ...................      3,470      4,142      3,432      3,686
                                       ======     ======     ======     ======

Earnings/(loss) per share:

   Basic .........................     $ 1.32     $  .77     $  .62     ($ .03)
                                       ======     ======     ======     ======

   Diluted .......................     $ 1.13     $  .69     $  .53     ($ .03)
                                       ======     ======     ======     ======

   (a) Due to the net loss reported in the six-month period ended June 30, 1999, the share base used in calculating net income/(loss) per diluted share does not include the effect of common share equivalents, as its effect would be anti-dilutive.


(4)          STOCK DIVIDEND

                On May 2, 2000, the Board of Directors authorized a 10% stock dividend to be distributed on or about May 30, 2000 to shareholders of record on May 16, 2000. The consolidated financial statements have been retroactively restated to reflect the number of shares outstanding following the dividend.


(5)        RELATED PARTY TRANSACTIONS

                With the exception of certain capitalized lease obligations, prior to June 30, 1999 the Company did not have external sources of borrowings, and as such relied upon Essef as its primary source of funding. Interest was charged at an average rate of 10.6% for the six-month period ended June 30, 1999. Total interest charges on the inter-company account for the six-months ended June 30, 1999 were $1,683,000. At the date of the split-off the intercompany account was contributed to capital
           (see note 1).

(6)        DEBT

                On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest rates are charged at increments over either Prime or Libor rates. In addition a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of June 30, 2000, there were no outstanding borrowings under the Credit Facility and the available borrowings were $20.5 million. The Company is in compliance with all of its debt covenants under the Credit Facility.


(7)        LITIGATION

                Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

INDEPENDENT ACCOUNTANTS' REPORT


To the Shareholders and Board of Directors of Anthony & Sylvan Pools Corporation and Subsidiary
Mayfield Village, Ohio


We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and Subsidiary (the "Company") as of June 30, 2000, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 1999, and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 18, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Cleveland, Ohio
July 21, 2000

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                 THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH
                        THREE MONTHS ENDED JUNE 30, 1999

Net sales of $67.2 million for the three-months ended June 30, 2000 increased 8.1% from $62.2 million for the same period in fiscal 1999. The increase was primarily attributable to increases in average selling prices.

Gross profit increased $2.8 million to $20.5 million in 2000 from $17.7 million in 1999 as a result of the increase in net sales. Gross profit as a percentage of sales for the three months increased from 28.5% of net sales to 30.5% as a result of increases in selling prices and material cost reductions arising from new purchasing programs offsetting other material and labor cost increases.

Operating expenses, consisting of selling and administrative expenses, increased by $1.7 million to $14.1 million in 2000 from $12.4 million in 1999. As a percentage of sales, operating expenses increased from 20.0% in 1999 to 21.0% in the current period. The percentage of sales increase was attributable to a combination of accruals for employee incentive program costs and the additional costs incurred from being a stand-alone Company following the August 10, 1999 split-off.

Interest and other expense of $0.6 million was paid in 1999 to the Company's former Parent, Essef Corporation, through an intercompany borrowing arrangement.

As a result of the above items, adjusted for the impact of federal and state taxes, net income for the three month period increased from $2.9 million in 1999 to $3.9 million in 2000. Net income per diluted share, benefiting from a lower number of shares outstanding, increased $0.44 per share from $0.69 in 1999 to $1.13 in 2000.

                  SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1999

Net sales of $97.6 million for the six-months ended June 30, 2000 increased 10.2% from $88.6 million for the same period in fiscal 1999. The increase was attributable to increases in production and increases in average selling prices.

Gross profit increased $3.5 million to $26.9 million in 2000 from $23.4 million in 1999 as a result of the increase in net sales. Gross profit as a percentage of sales for the six months increased from 26.4% of net sales to 27.6% as a result of increases in selling prices and material cost reductions arising from new purchasing programs offsetting other material and labor cost increases.

Operating expenses, consisting of selling and administrative expenses, increased 8.7% or $1.9 million, to $23.8 million in 2000 from $21.9 million in 1999. As a percentage of sales, operating expenses decreased slightly from 24.8% in 1999 to 24.4% in the current period, primarily as a result of the higher sales levels.

Interest and other expense decreased $1.5 million from $1.7 million in 1999 to $0.2 million in 2000. Interest was paid on external borrowings in 2000, while the interest paid in 1999 was paid to the Company's former Parent, Essef Corporation, through an intercompany borrowing arrangement.

As a result of the above items, adjusted for the impact of federal and state taxes, net income for the six month period increased $1.9 million to $1.8 million in 2000. Net income per diluted share, benefiting from a lower number of shares outstanding, increased $0.56 per share to $0.53 from a loss of ($0.03) in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $12.1 million for the six months ended June 30, 2000 compared with $7.0 million in the same period in 1999. The increase was primarily attributable to a combination of a $1.9 million increase in net income and a $3.4 million increase in accounts payable and accrued expenses.

Cash used in investing activities decreased from $2.7 million in the prior year to $1.4 million in the current year primarily as a result of additional capital expenditures made in 1999. The excess of cash from operating activities over cash used in investing activities combined with the proceeds from the sale of treasury shares was used to reduce external borrowings by $4.6 million during the period, and to generate cash balances of $7.2 million at June 30, 2000.

On August 10, 1999, a third party acquired the Company's former Parent, Essef Corporation ("Essef"), in a merger transaction that included the Company being split-off to Essef's common shareholders as part of the merger consideration. In accordance with the terms of the merger agreement, subsequent to June 30, 1999 the Company separated its cash management activities from Essef. Therefore, the Company could no longer be advanced funds from Essef while retaining its after-tax cash flow after such date. Additionally, the Company was not required to pay Essef any of the $17.0 million that might have been due under certain adjustment mechanisms related to the Company's split-off from Essef. As such, all of the Company's debt to Essef, which totaled $27.2 million at the date of the split-off, was contributed to the Company's capital at the date of the split-off.

On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest rates are charged at increments over either Prime or Libor rates. In addition, a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of June 30, 2000, there were no outstanding borrowings under the Credit Facility and the available borrowings were $20.5 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

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

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and it's weighted average interest rates on long-term debt at June 30, 2000 is included in the Condensed Consolidated Financial Statements.

                           CYCLICALITY AND SEASONALITY

The Company believes that the in-ground swimming pool leisure industry is strongly influenced by general economic conditions and tends to experience periods of decline during economic downturns. Since the majority of the Company's swimming pool installation purchases are financed, pool sales are particularly sensitive to interest rate fluctuations and the availability of credit. A sustained period of high interest rates could result in declining sales, which could have a material adverse effect on The Company's financial condition and results of operations.

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

                         None

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


Date:  August 9, 2000