Form 10-Q
period 2000-09-30
ANTHONY & SYLVAN POOLS CORP
filed 2000-11-14
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Form 10-Q
---------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the quarterly period ended       September 30, 2000
                                    ------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the transition period from            to
                                     ---------     ---------

Commission File Number             000-26991
                        --------------------

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
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No       N/A
                                              ---      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

            Class                     Outstanding at November 12, 2000
-------------------------------       ----------------------------------------

Common Shares, no par value                      3,687,470 Shares

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX


                                                                                                      Sequential
                                                                                                       Page No.
                                                                                                      ----------
Part I - Financial Information

     Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets -
                    September 30, 2000 and December 31, 1999..........                                       3
                Unaudited Condensed Consolidated Statements of
                    Operations - Three Months and Nine Months Ended
                      September 30, 2000 and 1999.....................                                       4
                Unaudited Condensed Consolidated Statements of
                    Cash Flows - Nine Months Ended
                     September 30, 2000 and 1999.....................                                        5
                Notes to Unaudited Condensed Consolidated
                    Financial Statements.............................                                      6-8
                Independent Accountants' Report......................                                        9
         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..                                    10-12

Part II - Other Information

         Item 1.  Legal Proceedings..............................                                           13

         Item 2.  Changes in Securities..........................                                           13

         Item 4.  Submission of Matters to a Vote of Security
                        Holders........................................                                     13

         Item 6.  Exhibits and Reports on Form 8-K...............                                           13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                September 30,  December 31,
                                                                                     2000         1999
                                                                                 -----------  ------------
                                                                                   (unaudited) (audited)
ASSETS
------
Current Assets:
       Cash and cash equivalents..................................                 $  7,853    $    533
       Contract receivables, net..................................                    7,855       8,101
       Inventories, net ..........................................                    5,849       5,282
       Prepayments and other .....................................                    1,440       1,673
       Deferred income taxes......................................                    2,291       2,584
                                                                                   --------    --------
           Total current assets...................................                   25,288      18,173

Property, Plant and Equipment, net................................                    8,375       8,107
Goodwill, net.....................................................                   27,157      27,386
Other ............................................................                    1,950       1,841
                                                                                   --------    --------
                                                                                   $ 62,770    $ 55,507
                                                                                   ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
        Current maturities of long-term debt......................                 $     78    $    171
        Accounts payable..........................................                    8,749       5,782
        Accrued expenses..........................................                   14,733      11,695
        Accrued income taxes......................................                    1,828         451
                                                                                   --------    --------
           Total current liabilities                                                 25,388      18,099

Long-term Debt ...................................................                       11       4,593
Other Long-term Liabilities.......................................                    1,286       2,243
Commitments and Contingencies.....................................                        -           -

Shareholders' Equity:
        Serial preferred shares no par value,
          1,000,000 shares authorized,
             none issued..........................................                        -           -
        Common shares no par value,
          29,000,000 shares authorized,
            3,624,057 and 3,602,263 outstanding,
            and 2,975,260 and 2,869,264 issued,
            in 2000 and 1999, respectively........................                   29,432      27,395
        Treasury shares at cost,
           648,797 in 2000 and 732,999 in 1999....................                    4,055)     (4,581)
        Retained earnings.........................................                   10,708       7,758
                                                                                   --------    --------
          Total shareholders' equity..............................                   36,085      30,572
                                                                                   --------    --------
                                                                                   $ 62,770    $ 55,507
                                                                                   ========    ========



See notes to unaudited condensed consolidated financial statements.

                       ANTHONY & SYLVAN POOLS CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                        (In thousands, except share data)


                                  Three Months Ended     Nine Months Ended
                                     September 30,           September 30,
                                   2000        1999        2000        1999
                                  ------     -------    --------      -----

Net sales....................   $ 63,188    $ 58,483    $160,778    $147,059

Cost of sales................     44,985      42,637     115,642     107,786
                                 -------     -------     -------     -------
  Gross profit...............     18,203      15,846      45,136      39,273

Operating expenses...........     13,501      12,497      37,289      34,427
                                 -------     -------     -------     -------

  Income from operations.....      4,702       3,349       7,847       4,846

Interest and other...........        (72)         62         145       1,785
                                 -------     -------     -------     -------
  Income before income taxes.      4,774       3,287       7,702       3,061

Provision for income taxes...      1,660       1,315       2,773       1,197
                                  ------     -------     -------      ------

  Net income.................   $  3,114    $  1,972    $  4,929     $ 1,864
                                ========    ========    ========     =======


Earnings per share:

  Basic                            $1.05       $0.53       $1.67       $0.51
                                 =======     =======     =======      ======

  Diluted                          $0.89       $0.48       $1.42       $0.45
                                 =======     =======     =======      ======


Average shares outstanding:

  Basic                            2,974       3,686       2,944       3,686
                                 =======     =======     =======     =======

  Diluted                          3,492       4,149       3,461       4,149
                                 =======     =======     =======     =======



See notes to unaudited condensed consolidated financial statements.

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Dollars in thousands)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                            2000                  1999
                                                                                            ----                  ----
Cash Flows from Operating Activities:
      Net income......................................                                    $  4,929             $  1,864
      Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation and amortization............                                    2,101                1,856
                Deferred income taxes....................                                      293                  231
                Other....................................                                       43                  214
       Changes in operating assets and liabilities net of assets acquired:
           Contract receivables........................                                        284                1,886
           Inventories.................................                                       (567)              (1,837)
           Prepayments and other.......................                                        124               (1,345)
           Accounts payable............................                                      2,941                3,523
           Accrued expenses and other..................                                      4,230                4,940
                                                                                          --------             --------
               Net cash provided by operating activities.                                   14,378               11,332
                                                                                          --------             --------

Cash Flows from Investing Activities:
      Additions to property, plant and equipment......                                      (1,840)              (2,760)
      Other...........................................                                        (176)                   -
                                                                                          --------             --------
               Net cash used in investing activities.....                                   (2,016)              (2,760)
                                                                                          --------             --------

Cash Flows from Financing Activities:
      Net transactions with Essef Corporation........                                            -               (2,119)
      Repayment of long term debt and funding of
      Other long-term liabilities....................                                       (5,632)                (183)
      Proceeds on exercise of stock options..........                                           20                    -
      Proceeds from sale of treasury shares..........                                          570                    -
                                                                                          --------             --------
              Net cash used in financing activities.....                                    (5,042)              (2,302)
                                                                                          --------             --------
Net increase in cash and cash equivalents..........                                          7,320                6,270
Cash and Cash Equivalents:
  Beginning of period..............................                                            533                    -
                                                                                          --------             --------
  End of period....................................                                       $  7,853             $  6,270
                                                                                          ========             ========

Supplemental Cash Flow Information:
           Interest paid                                                                  $    180             $  1,683
                                                                                          ========             ========
           Income taxes paid/(refunded)                                                   $  1,396             $   (124)
                                                                                          ========             ========


Non-cash financing and investing activities:
           Former parent's inter-company debt
           contributed to capital                                                         $      -             $ 27,241
                                                                                          ========             ========


See notes to unaudited condensed consolidated financial statements.

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

(2)        INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                The accompanying condensed consolidated balance sheet as of September 30, 2000 and statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, these interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 1999 and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these interim unaudited condensed consolidated financial statements are also unaudited. The unaudited condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


                                       THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                         2000        1999           2000        1999
                                        ------     -------         ------      -----
                                           (UNAUDITED)                 (UNAUDITED)
           Numerator
            Net income
             available to
             common shareholders         $ 3,114    $ 1,972         $  4,929   $  1,864
                                         =======    =======         ========   ========

           Denominator
            Weighted average common
             shares outstanding            2,974      3,686            2,944      3,686

            Dilutive effect of
             stock options                   518        463              517        463
                                         -------    -------         --------   --------

           Denominator for net
            Income per
            diluted share                  3,492      4,149            3,461      4,149
                                         =======    =======         ========   ========

           Earnings per share:

              Basic                        $1.05      $0.53            $1.67      $0.51
                                         =======    =======         ========    ========
              Diluted                      $0.89      $0.48            $1.42      $0.45
                                         =======    =======         ========    ========



(4)          STOCK DIVIDENDS

                On May 2, 2000, the Board of Directors authorized a 10% stock dividend which was distributed on May 30, 2000 to shareholders of record on May 16, 2000. The consolidated financial statements have been retroactively restated to reflect the number of shares outstanding following the dividend.

                On October 26, 2000, the Board of Directors authorized a 10%
             stock dividend to be distributed on or about November 30, 2000 to shareholders of record on November 16, 2000. The consolidated financial statements have not been retroactively restated to reflect the number of shares outstanding following this dividend.

(5)        RELATED PARTY TRANSACTIONS

                With the exception of certain capitalized lease obligations, prior to June 30, 1999 the Company did not have external sources of borrowings, and as such relied upon Essef as its primary source of funding. Interest was charged at an average rate of 10.6% for the six-month period ended June 30, 1999. Total interest charges on the inter-company account for the six-months ended June 30, 1999 were $1,683,000. At the date of the split-off the intercompany account was contributed to capital (see note 1). No interest was charged to the Company by Essef between June 30, 1999 and the date of the split-off.

(6)        DEBT

                On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest rates are charged at increments over either Prime or Libor rates. In addition a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of September 30, 2000, there were no outstanding borrowings under the Credit Facility and the available borrowings were $28 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of Anthony & Sylvan Pools Corporation and Subsidiary
Mayfield Village, Ohio


We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and Subsidiary (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
October 24, 2000

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales of $63.2 million for the three-months ended September 30, 2000 increased 8.0% from $58.5 million for the same period in fiscal 1999. The increase was primarily attributable to increases in average selling prices.

Gross profit increased $2.4 million to $18.2 million in 2000 from $15.8 million in 1999 as a result of the increase in net sales. Gross profit as a percentage of sales for the three months increased from 27.1% of net sales to 28.8% as a result of increases in overall average selling prices and net material cost reductions arising from new purchasing programs offset by other material and labor cost increases.

Operating expenses, consisting of selling and administrative expenses, increased by $1.0 million to $13.5 million in 2000 from $12.5 million in 1999. As a percentage of sales operating expenses were constant at 21.4% in both periods.

The effective tax rate for the quarter was 34.8% compared with 40.0% in 1999. The lower effective tax rate was the result of an aggregate reduction in state income taxes in the states where Anthony & Sylvan operates.

Primarily as a result of the above items, net income for the three month period increased from $2.0 million in 1999 to $3.1 million in 2000 and net income per diluted share, benefiting from a lower number of shares outstanding, increased $0.41 per share from $0.48 in 1999 to $0.89 in 2000.

               NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales of $160.8 million for the nine-months ended September 30, 2000 increased 9.3% from $147.1 million for the same period in fiscal 1999. The increase was primarily attributable to increases in average selling prices.

Gross profit increased $5.8 million to $45.1 million in 2000 from $39.3 million in 1999 as a result of the increase in net sales. Gross profit as a percentage of sales for the nine months increased from 26.7% of net sales to 28.1% as a result of increases in overall average selling prices and net material cost reductions arising from new purchasing programs offset by other material and labor cost increases.

Operating expenses, consisting of selling and administrative expenses, increased 8.3% or $2.9 million, to $37.3 million in 2000 from $34.4 million in 1999. As a percentage of sales, operating expenses decreased slightly from 23.4% in 1999 to 23.2% in the current period.

Interest and other expense decreased $1.7 million from $1.8 million in 1999 to $0.1 million in 2000. The reduction in interest expense is attributable to the change in the capital and debt structure as a result of the split off into a stand-alone public company in August 1999. Interest was paid on external borrowings in 2000, while the interest paid in 1999 was paid to the Company's former Parent, Essef Corporation, through an intercompany borrowing arrangement.

The effective tax rate for the nine-month period was 36.0% in 2000 compared with 39.1% in 1999. The lower effective tax rate was the result of an aggregate reduction in state income taxes in the states where Anthony & Sylvan operates.

As a result of the above net income for the nine-month period increased $3.0 million to $4.9 million in 2000. Net income per diluted share, benefiting from a lower number of shares outstanding, increased $0.97 per share to $1.42 from $0.45 in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $14.4 million for the nine months ended September 30, 2000 compared with $11.3 million in the same period in 1999. The increase was primarily attributable to a $3.0 million increase in net income.

Cash used in investing activities decreased from $2.8 million in the prior year to $2.0 million in the current year, primarily as a result of lower capital expenditures in the current year compared with the prior year. The excess of cash from operating activities over cash used in investing activities, combined with the proceeds from the sale of treasury shares, was used to reduce external borrowings by $4.6 million and fund deferred compensation liabilities of $1.0 million and resulted in an increase in cash balances of $7.3 million to $7.8 million at September 30, 2000 from $.5 million at December 31, 1999.

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

On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest rates are charged at increments over either Prime or Libor rates. In addition, a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of September 30, 2000, there were no outstanding borrowings under the Credit Facility and the available borrowings were $28.0 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

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

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and it's weighted average interest rates on long-term debt at September 30, 2000 is included in the Condensed Consolidated Financial Statements.

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

Historically, approximately 70% of the Company's revenues have been generated in the second and third quarters of the year, the peak season for swimming pool installation and use. Conversely, the Company has typically incurred net losses during the first and fourth quarters of the year. Unseasonably cold weather or extraordinary amounts of rainfall during the peak sales season can significantly reduce pool purchases. In addition, unseasonably early or late warming trends can increase or decrease the length of the swimming pool season, significantly affecting sales and operating profit.

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

                                      Anthony & Sylvan Pools Corporation
                                      (Registrant)




                                      Stuart D. Neidus
                                      ----------------------------------------
                                      STUART D. NEIDUS
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)




                                      William J. Evanson
                                      ----------------------------------------
                                      WILLIAM J. EVANSON
                                      Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Accounting Officer)




Date:  November 12, 2000