Form 10-Q/A
period 2000-03-31
ANTHONY & SYLVAN POOLS CORP
filed 2001-03-30
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-Q/A


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended   March 31, 2000
                                        --------------------


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                    --------------

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
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No      N/A
                                             ---     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


            Class                     Outstanding at May 12, 2000
-----------------------------         -----------------------------
Common Shares, no par value                2,703,172 Shares



                                EXPLANATORY NOTE
This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed by the Registrant on May 15, 2000, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (see Note 8 to the unaudited condensed consolidated financial statements).

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                                   FORM 10-Q/A

                        FOR QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                          Sequential
                                                                           Page No.
                                                                          ----------

Part I - Financial Information
     Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets -
                March 31, 2000 and December 31, 1999.......................   3
              Unaudited Condensed Consolidated Statements of Operations -
                Three Months Ended March 31, 2000 and 1999........ ........   4
              Unaudited Condensed Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2000 and 1999.................   5
              Notes to Unaudited Condensed Consolidated
                Financial Statements.......................................  6-8
              Independent Accountants' Report..............................    9
     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............10-12

Part II - Other Information

     Item 1.  Legal Proceedings............................................   13

     Item 2.  Changes in Securities........................................   13

     Item 4.  Submission of Matters to a Vote of Security
                  Holders..................................................   13

     Item 6.  Exhibits and Reports on Form 8-K.............................   13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        March 31,  December 31,
                                                         2000         1999
                                                       --------     --------
                                                       (As restated
                                                       per Note 8)
ASSETS
-----
Current Assets:
      Cash and cash equivalents .....................  $  1,079     $    533
      Contract receivable, net ......................     5,600        8,101
      Inventories, net ..............................     7,625        5,282
      Prepayments and other .........................     1,930        1,673
      Deferred income taxes .........................     3,455        2,584
                                                       --------     --------
           Total current assets .....................    19,689       18,173

Property, plant and equipment, net ..................     8,210        8,107
Goodwill, net .......................................    27,204       27,386
Other ...............................................     1,977        1,841
                                                       --------     --------
                                                       $ 57,080     $ 55,507
                                                       ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
        Current maturities of long-term debt ........  $    171     $    171
        Accounts payable ............................     9,322        5,782
        Accrued expenses ............................    14,581       11,695
        Accrued income taxes                                  -          451
                                                       --------     --------
           Total current liabilities ................    24,074       18,099

Long-term Debt ......................................     2,050        4,593
Other Long-term Liabilities .........................     2,218        2,243
Commitments and Contingencies .......................         -            -

Shareholders' Equity:
        Serial preferred shares no par value,
          1,000,000 shares authorized, none issued ..         -            -
        Common shares no par value,
          29,000,000 shares authorized, 3,351,836
          shares issued and 2,658,589 outstanding ...    27,503       27,395
        Treasury shares at cost, 693,110 shares .....    (4,311)      (4,581)
        Retained earnings ...........................     5,546        7,758
                                                       --------     --------
         Total shareholders' equity .................    28,738       30,572
                                                       --------     --------
                                                       $ 57,080     $ 55,507
                                                       ========     ========


See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                       (In thousands, except share data)


                                                    Three Months Ended
                                                         March 31,
                                                    2000             1999
                                                 --------         --------
                                                 (As restated
                                                 per Note 8)

Net sales .................................      $ 30,391         $ 26,422

Cost of sales .............................        23,938           20,719
                                                 --------         --------

  Gross profit ............................         6,453            5,703

Operating expenses ........................         9,763            9,505
                                                 --------         --------

  Income/(loss)from operations ............        (3,310)          (3,802)

Interest and other expense ................           196            1,095
                                                 --------         --------

  Income/(loss) before income taxes .......        (3,506)          (4,897)

Provision/(benefit) for income taxes ......        (1,294)          (1,939)
                                                 --------         --------

  Net income/(loss) .......................      $ (2,212)        $ (2,958)
                                                 ========         ========


Earnings/(loss) per share:

  Basic                                          $   (.84)        $   (.88)
                                                 ========         ========

  Diluted                                        $   (.84)        $   (.88)
                                                 ========         ========

Average shares outstanding:

  Basic                                             2,620            3,357
                                                 ========         ========

  Diluted                                           2,620            3,357
                                                 ========         ========





See notes to unaudited condensed consolidated financial statements.

                   ANTHONY & SYLVAN CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Dollars in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                              2000        1999
                                                             -------     -------
                                                           (As restated
                                                            per Note 8)

Cash Flows from Operating Activities:
      Net loss ..........................................    $(2,212)    $(2,958)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
                Depreciation and amortization ...........        685         606
                Non-cash deferred compensation expense ..        113           -
                Other ...................................         (7)          -
       Changes in operating assets and liabilities
        net of assets acquired
           Contract receivables .........................      2,501        (774)
           Inventories ..................................     (2,343)     (2,382)
           Prepayments and other ........................       (257)       (370)
           Accounts payable .............................      3,540       2,434
           Accrued expenses and other ...................      1,569       7,060
                                                             -------     -------
               Net cash provided by operating activities       3,589       3,616
                                                             -------     -------

Cash Flows from Investing Activities:
           Additions to property, plant and
              equipment .................................       (609)       (712)
           Other ........................................       (161)          9
                                                             -------     -------
               Net cash used in investing activities ....       (770)       (703)
                                                             -------     -------

Cash Flows from Financing Activities:
      Net transactions with Essef Corporation ...........          -      (2,144)
      Repayment of long term debt .......................     (2,543)        (60)
      Proceeds from sale of treasury shares .............        270           -
                                                             -------     -------
              Net cash used in financing activities .....     (2,273)     (2,204)
                                                             -------     -------

Net increase in cash and cash equivalents ...............        546         709

Cash and Cash Equivalents:
  Beginning of period ...................................        533           -
                                                             -------     -------
  End of period .........................................    $ 1,079     $   709
                                                             =======     =======

Supplemental Cash Flow Information:
           Interest paid ................................    $   187     $ 1,085
                                                             =======     =======
           Income taxes paid/(refunded) .................    $    28     $(1,939)
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


(2)      INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated balance sheet as of March 31, 2000 and statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, these interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 1999 and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these interim unaudited condensed consolidated financial statements are also unaudited. The unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. Financial Statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K.

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

                                                     THREE-MONTHS ENDED
                                                         MARCH 31,
                                                     2000          1999
                                                ----------     -------
                                                 (UNAUDITED)   (UNAUDITED)
                                                 (As restated
                                                 per Note 8)
            Numerator:
             Net income/(loss) available
              to common shareholders            $   (2,212)    $(2,958)
                                                ==========     =======

            Denominator:
             Weighted average common
              shares outstanding                     2,620       3,357
             Dilutive effect of
              stock options (a)                          -           -
                                                ----------     -------

            Denominator for net
             Income/(loss) per diluted share         2,620       3,357
                                                ==========     =======

            Earnings per share:
             Basic                              $     (.84)    $  (.88)
                                                ==========     =======

             Diluted                            $     (.84)    $  (.88)
                                                ==========     =======


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

(8)      RESTATEMENT

         Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements for the three months ended March 31, 2000, the Company determined its Long-Term Incentive Plan, adopted in the fourth quarter of 1999, should be accounted for as a variable compensation plan. Previously, the Company was accounting for the plan as a fixed compensation plan. As a result, the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2000 have been restated from amounts previously reported to appropriately account for the plan. The operating expenses and income taxes were adjusted to account for the non-cash deferred compensation expense related to that plan. A summary of the significant effects of the restatement is as follows:

             (In thousands, except per share data)

                                                     (As restated  As Previously
                                                       Per Note 8)   Reported
                                                     ------------- -------------
          For the three months ended March 31, 2000:
          Operating expenses                            $  9,763     $  9,650
          Net loss                                      $ (2,212)    $ (2,104)
          Net loss per basic share                      $  (0.84)    $  (0.80)
          Net loss per diluted share                    $  (0.84)    $  (0.80)

          As of March 31, 2000:
          Deferred income taxes                         $  3,455     $  3,450
          Common shares no par value                    $ 27,503     $ 27,390
          Retained Earnings                             $  5,546     $  5,654

   INDEPENDENT ACCOUNTANTS' REPORT


   To the Shareholders and Board of Directors of Anthony & Sylvan Pools Corporation and Subsidiary
   Mayfield Village, Ohio


   We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and Subsidiary (the "Company") as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

   As discussed in Note 8, the accompanying March 31, 2000 financial statements have been restated. The financial statements have been restated to account for a portion of the Long-Term Incentive Plan as a variable compensation plan.

   DELOITTE & TOUCHE LLP

   Cleveland, Ohio
   April 21, 2000

   (March 29, 2001 as to Note 8)

ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

As discussed in Note 8 to the condensed consolidated financial statements, the condensed consolidated financial statements as of and for the three months ended March 31, 2000 have been restated. As discussed in Note 8, the following discussion and analysis gives effect to the restatement.

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

Operating expenses consisting of selling and administrative expenses increased by $0.3 million to $9.8 million in 2000 from $9.5 million in 1999. As a percentage of sales, operating expenses decreased from 36.0% in 2000 to 32.1% in the current period. The percentage of sales decrease was primarily attributable to tighter spending controls implemented in 2000 during the seasonally slow first quarter of the year.

Interest and other expense decreased $0.9 million from $1.1 million in 1999 to $0.2 million in the current period. Interest was paid on external borrowings in 2000, while the interest paid in 1999 was paid to the Company's former Parent, Essef Corporation, through an intercompany borrowing arrangement.

As a result of the above items, adjusted for the impact of federal and state taxes, the net loss for the three month period decreased from $3.0 million in 1999 to $2.2 million in 2000, and the net loss per diluted share decreased $0.04 per share from $0.88 in 1999 to $0.84 in 2000.

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

The Company's financial results may be materially impacted by fluctuations in its stock price, as a portion of the Company's Long-Term Incentive Plan is currently, being treated as a variable versus a fixed stock option award plan.

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



                                     Anthony & Sylvan Pools Corporation
                                     (Registrant)




                                     Stuart D. Neidus
                                     ------------------------------------------
                                     STUART D. NEIDUS
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)




                                     William J. Evanson
                                     ------------------------------------------
                                     WILLIAM J. EVANSON
                                     Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Accounting Officer)






Date:  March 29, 2001