Form 10-Q/A
period 2000-06-30
ANTHONY & SYLVAN POOLS CORP
filed 2001-03-30
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q/A
-----------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       June 30, 2000
                                       -------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the transition period from _______________ to ______________


Commission File Number             000-26991
                      -----------------------------------------------

                      Anthony & Sylvan Pools Corporation
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                  Ohio                            31-1522456
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

    6690 Beta Drive, Mayfield Village, Ohio              44143
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (440) 720-3301
                                                   -------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No        N/A
                                             ----   ------      -----

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

            Class                     Outstanding at August 7, 2000
---------------------------------    ------------------------------------
Common Shares, no par value              2,973,644 Shares


                                EXPLANATORY NOTE
This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed by the Registrant on August 11, 2000, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (see Note 8 to the unaudited condensed consolidated financial statements).

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                                   FORM 10-Q/A

                         FOR QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                            Sequential
                                                                            Page No.
                                                                            --------
Part I - Financial Information
     Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets -
                June 30, 2000 and December 31, 1999........................       3
              Unaudited Condensed Consolidated Statements
                of Operations -Three Months and Six Months Ended
                June 30, 2000 and 1999.....................................       4
              Unaudited Condensed Consolidated Statements
                of Cash Flows - Six Months Ended
                June 30, 2000 and 1999.....................................       5
              Notes to Unaudted Condensed Consolidated
                 Financial Statements.                                          6-8
              Independent Accountants' Report..............................       9

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............   10-12

Part II - Other Information

     Item 1.  Legal Proceedings............................................      13

     Item 2.  Changes in Securities........................................      13

     Item 4.  Submission of Matters to a Vote of Security
              Holders......................................................      13

     Item 6.  Exhibits and Reports on Form 8-K.............................      13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        June 30,    December 31,
                                                          2000           1999
                                                        --------       --------
                                                      (As restated
                                                       per Note 8)
ASSETS
------
Current Assets:
      Cash and cash equivalents ..................      $  7,230       $    533
      Contract receivables, net ..................         7,211          8,101
      Inventories, net ...........................         7,021          5,282
      Prepayments and other ......................         1,583          1,673
      Deferred income taxes ......................         2,325          2,584
                                                        --------       --------
           Total current assets ..................        25,370         18,173

Property, Plant and Equipment, net ...............         8,321          8,107
Goodwill, net ....................................        27,270         27,386
Other ............................................         1,929          1,841
                                                        --------       --------
                                                        $ 62,890       $ 55,507
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
        Current maturities of long-term debt .....      $    152       $    171
        Accounts payable .........................         9,724          5,782
        Accrued expenses .........................        16,486         11,695
        Accrued income taxes .....................         1,178            451
                                                        --------       --------
           Total current liabilities .............        27,540         18,099

Long-term Debt ...................................            25          4,593
Other Long-term Liabilities ......................         2,320          2,243
Commitments and Contingencies ....................          --             --

Shareholders' Equity:
        Serial preferred shares no par value,
          1,000,000 shares authorized,
             none issued .........................          --             --
        Common shares no par value,
          29,000,000 shares authorized,
            3,622,286 and 3,602,263 outstanding,
            and 2,973,489 and 2,869,264 issued,
            in 2000 and 1999, respectively .......        30,187         27,395
        Treasury shares at cost,
           648,797 in 2000 and 732,999 in 1999 ...        (4,055)        (4,581)
        Retained earnings ........................         6,873          7,758
                                                        --------       --------
           Total shareholders' equity ............        33,005         30,572
                                                        --------       --------
                                                        $ 62,890       $ 55,507
                                                        ========       ========


See notes to unaudited condensed consolidated financial statements.

                       ANTHONY & SYLVAN POOLS CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        (In thousands, except share data)

                                   Three Months Ended           Six Months Ended
                                       June 30,                      June 30,
                                   2000        1999            2000           1999
                                 --------      --------      --------      --------
                               (As restated                (As restated
                                 per Note 8)                per Note 8)
Net sales .................      $ 67,199      $ 62,154      $ 97,590      $ 88,576

Cost of sales .............        46,719        44,433        70,657        65,152
                                 --------      --------      --------      --------
  Gross profit ............        20,480        17,721        26,933        23,424

Operating expenses ........        14,780        12,422        24,543        21,927
                                 --------      --------      --------      --------

  Income from operations ..         5,700         5,299         2,390         1,497

Interest and other expense             21           628           217         1,723
                                 --------      --------      --------      --------

  Income/(loss) before
    income taxes ..........         5,679         4,671         2,173          (226)

Provision/(benefit) for
  income taxes ............         2,373         1,821         1,079          (118)
                                 --------      --------      --------      --------
  Net income/(loss) .......      $  3,306      $  2,850      $  1,094      $   (108)
                                 ========      ========      ========      ========


Earnings/(loss) per share:

  Basic                          $   1.11      $    .77      $    .37      ($   .03)
                                 ========      ========      ========      ========
  Diluted                        $   0.95      $    .69      $    .32      ($   .03)
                                 ========      ========      ========      ========

Average shares outstanding:

  Basic                             2,966         3,686         2,928         3,686
                                 ========      ========      ========      ========

  Diluted (a)                       3,470         4,142         3,432         3,686
                                 ========      ========      ========      ========



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
                             (Dollars in thousands)

                                                                 Six Months Ended
                                                                       June 30,
                                                                 2000           1999
                                                               --------       --------
                                                                       (Unaudited)
                                                              (As restated
                                                               per Note 8)
Cash Flows from Operating Activities:
      Net income /(loss) ................................      $  1,095       $   (108)
      Adjustments to reconcile net income/(loss) to
        net cash provided by operating activities:
                Depreciation and amortization ...........         1,377          1,167
                Non-cash deferred compensation expense ..           754           --
                Deferred income taxes ...................           259            622
                Other ...................................            32            157
      Changes in operating assets and liabilities
        net of assets acquired:
        Contract receivables ............................           928          2,832
        Inventories .....................................        (1,739)        (3,387)
        Prepayments and other ...........................            90           (537)
        Accounts payable ................................         3,916          2,551
        Accrued expenses and other ......................         5,404          3,708
                                                               --------       --------
                Net cash provided by operating activities        12,116          7,005
                                                               --------       --------

Cash Flows from Investing Activities:
        Additions to property, plant and
          equipment .....................................        (1,235)        (2,658)
        Other ...........................................          (187)          --
                                                               --------       --------
                Net cash used in investing activities ...        (1,422)        (2,658)
                                                               --------       --------

Cash Flows from Financing Activities:
        Net transactions with Essef Corporation .........          --           (2,322)
        Repayment of long term debt .....................        (4,587)          (133)
        Proceeds on exercise of stock options ...........            20           --
        Proceeds from sale of treasury shares ...........           570           --
                                                               --------       --------
                Net cash used in financing activities ...        (3,997)        (2,455)
                                                               --------       --------

Net increase in cash and cash equivalents ...............         6,697          1,892

Cash and Cash Equivalents:
  Beginning of period ...................................           533           --
                                                               --------       --------
  End of period .........................................      $  7,230       $  1,892
                                                               ========       ========

Supplemental Cash Flow Information:
           Interest paid ................................      $    217       $  1,704
                                                               ========       ========
           Income taxes paid/(refunded) .................      $     93       $   (118)
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

                                                        THREE-MONTHS ENDED      SIX-MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                          2000       1999       2000      1999
                                                        -------    -------    -------    -------
                                                           (UNAUDITED)           (UNAUDITED)
                                                          (As restated           (As restated
                                                           per Note 8)           per Note 8)
                 Numerator
                  Net income/(loss)
                   available to
                   common shareholders                  $ 3,306    $ 2,850    $ 1,094    $  (108)
                                                        =======    =======    =======    =======
                 Denominator
                  Weighted average common
                   shares outstanding                     2,966      3,686      2,928      3,686

                  Dilutive effect of
                   stock options (a)                        504        456        504       --
                                                        -------    -------    -------    -------
                 Denominator for net
                  Income/(loss) per
                  diluted share                           3,470      4,142      3,432      3,686
                                                        =======    =======    =======    =======

                 Earnings/(loss) per share:

                    Basic                               $  1.11    $  0.77    $   .37    ($  .03)
                                                        =======    =======    =======    =======

                    Diluted                             $  0.95    $  0.69    $   .32    ($  .03)
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

(8)     RESTATEMENT

           Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2000, the Company determined its Long-Term Incentive Plan, adopted in the fourth quarter of 1999, should be accounted for as a variable compensation plan. Previously, the Company was accounting for the plan as a fixed compensation plan. As a result, the unaudited condensed consolidated financial statements as of and for the three months and six months ended June 30, 2000 have been restated from amounts previously reported to appropriately account for the plan. The operating expenses and income taxes were adjusted to account for the non-cash deferred compensation expense related to that plan. A summary of the significant effects of the restatement is as follows:

             (In thousands, except per share data)

                                                          (As restated     As Previously
                                                           per Note 8)       Reported
                                                           -----------     ------------

        For the three months ended June 30, 2000:
        Operating expenses................................    $14,780        $14,139
        Net income........................................    $ 3,306        $ 3,918
        Net income basic share............................    $  1.11        $  1.32
        Net income per diluted share......................    $  0.95        $  1.13

        For the six months ended June 30, 2000:
        Operating expenses................................    $24,543        $23,788
        Net income........................................    $ 1,094        $ 1,815
        Net income per basic share........................    $  0.37        $  0.62
        Net income per diluted share......................    $  0.32        $  0.53

        As of June 30, 2000:
        Deferred income taxes.............................    $ 2,325        $ 2,291
        Common shares.....................................    $30,187        $29,432
        Retained earnings.................................    $ 6,873        $ 7,594

   INDEPENDENT ACCOUNTANTS' REPORT

   To the Shareholders and Board of Directors of Anthony & Sylvan Pools Corporation and Subsidiary
   Mayfield Village, Ohio


   We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and Subsidiary (the "Company") as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

   As discussed in Note 8, the accompanying June 30, 2000 financial statements have been restated. The financial statements have been restated to account for a portion of the Long-Term Incentive Plan as a variable compensation plan.

   DELOITTE & TOUCHE LLP

   Cleveland, Ohio
   July 21, 2000

   (March 29, 2001 as to Note 8)

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

As discussed in Note 8 to the condensed consolidated financial statements, the condensed consolidated financial statements as of and for the three months and six months ended June 30, 2000 have been restated. As discussed in Note 8, the following discussion and analysis gives effect to the restatement.

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

Operating expenses, consisting of selling and administrative expenses, increased by $2.4 million to $14.8 million in 2000 from $12.4 million in 1999. As a percentage of sales, operating expenses increased from 20.0% in 1999 to 22.0% in the current period. The percentage of sales increase was attributable to a combination of accruals for employee incentive program costs, including non-cash deferred compensation expense arising under the Company's long-term incentive plan, and the additional costs incurred from being a stand-alone Company following the August 10, 1999 split-off.

Interest and other expense of $0.6 million was paid in 1999 to the Company's former Parent, Essef Corporation, through an intercompany borrowing arrangement.

As a result of the above items, adjusted for the impact of federal and state taxes, net income for the three month period increased from $2.9 million in 1999 to $3.3 million in 2000. Net income per diluted share, benefiting from a lower number of shares outstanding, increased $0.26 per share from $0.69 in 1999 to $0.95 in 2000.

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

Operating expenses, consisting of selling and administrative expenses, increased 11.9% or $2.6 million, to $24.5 million in 2000 from $21.9 million in 1999. As a percentage of sales, operating expenses increased slightly from 24.8% in 1999 to 25.1% in the current period. The percentage of sales increase was attributable to accruals for employee incentive program costs, including non-cash deferred compensation expense arising under the Company's long-term incentive plan.

Interest and other expense decreased $1.5 million from $1.7 million in 1999 to $0.2 million in 2000. Interest was paid on external borrowings in 2000, while the interest paid in 1999 was paid to the Company's former Parent, Essef Corporation, through an intercompany borrowing arrangement.

         As a result of the above items, adjusted for the impact of federal and state taxes, net income for the six month period increased $1.2 million to $1.1 million in 2000. Net income per diluted share, benefiting from a lower number of shares outstanding, increased $0.35 per share to $0.32 from a loss of ($0.03) in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $12.1 million for the six months ended June 30, 2000 compared with $7.0 million in the same period in 1999. The increase was primarily attributable to a combination of a $1.2 million increase in net income and a $3.4 million increase in accounts payable and accrued expenses.

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

                                      Anthony & Sylvan Pools Corporation
                                      (Registrant)

                                      Stuart D. Neidus
                                      ------------------------------------
                                      STUART D. NEIDUS
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)

                                      William J. Evanson
                                      ------------------------------------
                                      WILLIAM J. EVANSON
                                      Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Accounting Officer)

Date:  March 29, 2001