Form 10-Q/A
period 2000-09-30
ANTHONY & SYLVAN POOLS CORP
filed 2001-03-30
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-Q/A

+--+
 |X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       SEPTEMBER 30, 2000
                                        ------------------------

+--+
|  | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                    --------------     -------------

Commission File Number             000-26991
                        ------------------------------

                  ANTHONY & SYLVAN POOLS CORPORATION
---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              OHIO                                      31-1522456
------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 6690 BETA DRIVE, MAYFIELD VILLAGE, OHIO                   44143
------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (440) 720-3301
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

            Class                     Outstanding at November 12, 2000
  ----------------------------
  Common Shares, no par value              3,687,470 Shares

                                EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed by the Registrant on November 14, 2000, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (see Note 8 to the unaudited condensed consolidated financial statements).

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                                   FORM 10-Q/A

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX



                                                                                                      Sequential
                                                                                                       Page No.
                                                                                                      -----------


Part I - Financial Information
     Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
              September 30, 2000 and December 31, 1999....................................                   3
          Unaudited Condensed Consolidated Statements of
              Operations - Three Months and Nine Months Ended
                  September 30, 2000 and 1999.............................................                   4
          Unaudited Condensed Consolidated Statements of
              Cash Flows - Nine Months Ended
                  September 30, 2000 and 1999.............................................                   5
          Notes to Unaudited Condensed Consolidated
              Financial Statements........................................................                 6-8
          Independent Accountants' Report.................................................                   9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................               10-12

Part II - Other Information

     Item 1.  Legal Proceedings...........................................................                  13

     Item 2.  Changes in Securities.......................................................                  13

     Item 4.  Submission of Matters to a Vote of Security
              Holders.....................................................................                  13

     Item 6.  Exhibits and Reports on Form 8-K............................................                  13





PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                September 30,           December 31,
                                                                                     2000                   1999
                                                                                 -----------            ------------
                                                                                 (As restated
                                                                                  per Note 8)
ASSETS
------
Current Assets:
      Cash and cash equivalents.....................................               $  7,853              $    533
      Contract receivables, net.....................................                  7,855                 8,101
      Inventories, net .............................................                  5,849                 5,282
      Prepayments and other ........................................                  1,440                 1,673
      Deferred income taxes.........................................                  2,320                 2,584
                                                                                   --------              --------
           Total current assets.....................................                 25,317                18,173

Property, Plant and Equipment, net..................................                  8,375                 8,107
Goodwill, net.......................................................                 27,157                27,386
Other ..............................................................                  1,950                 1,841
                                                                                   --------              --------
                                                                                   $ 62,799              $ 55,507
                                                                                   ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:

        Current maturities of long-term debt........................               $     78              $    171
        Accounts payable............................................                  8,749                 5,782
        Accrued expenses............................................                 14,733                11,695
        Accrued income taxes........................................                  1,828                   451
                                                                                  ---------            ----------
           Total current liabilities                                                 25,388                18,099

Long-term Debt .....................................................                     11                 4,593
Other Long-term Liabilities.........................................                  1,286                 2,243
Commitments and Contingencies.......................................                      -                     -

Shareholders' Equity:
        Serial preferred shares no par value,
          1,000,000 shares authorized,
             none issued............................................                      -                     -
        Common shares no par value,
          29,000,000 shares authorized,
            3,624,057 and 3,602,263 outstanding,
            and 2,975,260 and 2,869,264 issued,
            in 2000 and 1999, respectively..........................                 30,080                27,395
        Treasury shares at cost,
           648,797 in 2000 and 732,999 in 1999.                                      (4,055)               (4,581)
        Retained earnings...........................................                 10,089                 7,758
                                                                                   --------              --------
            Total shareholders' equity..............................                 36,114                30,572
                                                                                   --------              --------
                                                                                   $ 62,799              $ 55,507
                                                                                   ========              ========


See notes to unaudited condensed consolidated financial statements.

                       ANTHONY & SYLVAN POOLS CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                        (In thousands, except share data)


                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                   2000        1999      2000        1999
                                  ------     -------    --------      -----
                              (As restated           (As restated
                               per Note 8)            per Note 8)

Net sales....................   $ 63,188    $ 58,483    $160,778    $147,059
Cost of sales................     44,985      42,637     115,642     107,786
                                 -------     -------     -------     -------
  Gross profit...............     18,203      15,846      45,136      39,273
Operating expenses...........     13,394      12,497      37,937      34,427
                                 -------     -------     -------     -------
  Income from operations.....      4,809       3,349       7,199       4,846
Interest and other...........        (72)         62         145       1,785
                                 -------     -------     -------     -------
  Income before income taxes.      4,881       3,287       7,054       3,061
Provision for income taxes...      1,665       1,315       2,744       1,197
                                  ------     -------     -------      ------
  Net income.................   $  3,216    $  1,972    $  4,310     $ 1,864
                                ========    ========    ========     =======

Earnings per share:
  Basic                            $1.08       $0.53       $1.46       $0.51
                                 =======     =======     =======      ======
  Diluted                          $0.92       $0.48       $1.25       $0.45
                                 =======     =======     =======      ======

Average shares outstanding:
  Basic                            2,974       3,686       2,944       3,686
                                 =======     =======     =======     =======
  Diluted                          3,492       4,149       3,461       4,149
                                 =======     =======     =======     =======



See notes to unaudited condensed consolidated financial statements.

                ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Dollars in thousands)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                             2000                1999
                                                                                          ---------            ------
                                                                                         (As restated
                                                                                          per Note 8)


Cash Flows from Operating Activities:
      Net income......................................                                    $  4,310             $ 1,864
      Adjustments to reconcile net income to
        net cash provided by operating activities:
                Depreciation and amortization............                                    2,101               1,856
                Non-cash deferred compensation expense...                                      648                   -
                Deferred income taxes....................                                      264                 231
                Other....................................                                       43                 214
       Changes in operating assets and liabilities net of assets acquired:
           Contract receivables........................                                        284               1,886
           Inventories.................................                                       (567)             (1,837)
           Prepayments and other.......................                                        124              (1,345)
           Accounts payable............................                                      2,941               3,523
           Accrued expenses and other..................                                      4,230               4,940
                                                                                          --------             -------
               Net cash provided by operating activities.                                   14,378              11,332
                                                                                          --------             -------
Cash Flows from Investing Activities:
      Additions to property, plant and equipment......                                      (1,840)             (2,760)
      Other...........................................                                        (176)                  -
                                                                                          --------              ------
               Net cash used in investing activities.....                                   (2,016)             (2,760)
                                                                                          --------              ------
Cash Flows from Financing Activities:
      Net transactions with Essef Corporation........                                            -              (2,119)
      Repayment of long term debt and funding of
      Other long-term liabilities....................                                       (5,632)               (183)
      Proceeds on exercise of stock options..........                                           20                   -
      Proceeds from sale of treasury shares..........                                          570                   -
                                                                                          --------             -------
              Net cash used in financing activities.....                                    (5,042)             (2,302)
                                                                                          --------             -------
Net increase in cash and cash equivalents..........                                          7,320               6,270

Cash and Cash Equivalents:
  Beginning of period..............................                                            533                   -
                                                                                          --------             -------
  End of period....................................                                       $  7,853             $ 6,270
                                                                                          ========             =======
Supplemental Cash Flow Information:
           Interest paid                                                                  $    180             $ 1,683
                                                                                          ========             =======
           Income taxes paid/(refunded)                                                   $  1,396             $  (124)
                                                                                          ========             =======
Non-cash financing and investing activities:
           Former parent's inter-company debt
           contributed to capital                                                         $      -              $27,241
                                                                                          ========              =======


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

(3)        EARNINGS PER SHARE

                Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is based on the combined weighted average number of shares outstanding including the assumed exercise or conversion of options. The treasury stock method is used in computing diluted earnings per share. For the periods prior to the split-off from Essef, earnings per share is calculated based on the number of shares that would have been outstanding assuming the split-off had ccurred at the beginning of the period shown. The calculations are as follows (in thousands except per share data):



                                         THREE-MONTHS ENDED    NINE-MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                         2000        1999        2000        1999
                                        ------     -------     -------      ------
                                           (UNAUDITED)             (UNAUDITED)
                                      (As restated             (As restated
                                       per note 8)              per note 8)
           Numerator
            Net income
             available to
             common shareholders        $ 3,216    $ 1,972     $  4,310     $  1,864
                                        =======    =======     ========     ========

           Denominator
            Weighted average common
             shares outstanding           2,974      3,686        2,944        3,686

            Dilutive effect of
             stock options                  518        463          517          463
                                        -------    -------     --------     --------

           Denominator for net
            Income per
            diluted share                 3,492      4,149        3,461        4,149
                                        =======    =======     ========     ========

           Earnings per share:

              Basic                    $  1.08     $  0.53     $   1.46    $   0.51
                                       =======     =======     ========    ========
              Diluted                  $  0.92     $  0.48     $   1.25    $   0.45
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

(8)       RESTATEMENT

                Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements for the three months ended and nine months ended September 30, 2000, the Company determined its Long-Term Incentive Plan, adopted in the fourth quarter of 1999, should be accounted for as a variable compensation plan. Previously, the Company was accounting for the plan as a fixed compensation plan. As a result, the unaudited condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2000 have been restated from amounts previously reported to appropriately account for the plan. The operating expenses and income taxes were adjusted to account for the non-cash deferred compensation expense related to that plan. A summary of the significant effects of the restatement is as follows:

         (In thousands, except per share data)

                                                                                 (As restated          As Previously
                                                                                  PER NOTE 8)             REPORTED
                                                                                  ------------         --------------

             For the three months ended September 30, 2000:
             Operating expenses.....................................             $   13,394            $    13,501
             Net income.............................................             $    3,216            $     3,114
             Net income basic share.................................             $     1.08            $      1.05
             Net income per diluted share...........................             $     0.92            $      0.89
             For the nine months ended September 30, 2000:
             Operating expenses.....................................             $   37,937            $    37,289
             Net income.............................................             $    4,310            $     4,929
             Net income per basic share.............................             $     1.46            $      1.67
             Net income per diluted share...........................             $     1.25            $      1.42
             As of September 30, 2000:
             Deferred income taxes                                               $     2,320           $     2,291
             Common shares                                                       $    30,080           $    29,432
             Retained earnings                                                   $    10,089           $    10,708


   INDEPENDENT ACCOUNTANTS' REPORT

   To the Shareholders and Board of Directors of Anthony & Sylvan Pools Corporation and Subsidiary
   Mayfield Village, Ohio


   We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and Subsidiary (the "Company") as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

   As discussed in Note 8, the accompanying September 30, 2000 financial statements have been restated. The financial statements have been restated to account for a portion of the Long-Term Incentive Plan as a variable compensation plan.

   DELOITTE & TOUCHE LLP

   Cleveland, Ohio
   October 24, 2000

   (March 29, 2001 as to Note 8)

 ITEM 2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 8 to the condensed consolidated financial statements, the condensed consolidated financial statements as of and for the three months and nine months ended September 30, 2000 have been restated. As discussed in Note 8, the following discussion and analysis gives effect to the restatement.

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

Operating expenses, consisting of selling and administrative expenses, increased by $0.9 million to $13.4 million in 2000 from $12.5 million in 1999. As a percentage of sales operating expenses decreased slightly from 21.4% in 1999 to 21.2% in 2000.

The effective tax rate for the quarter was 34.1% compared with 40.0% in 1999. The lower effective tax rate was the result of an aggregate reduction in state income taxes in the states where Anthony & Sylvan operates.

Primarily as a result of the above items, net income for the three month period increased from $2.0 million in 1999 to $3.2 million in 2000 and net income per diluted share, benefiting from a lower number of shares outstanding, increased $0.44 per share from $0.48 in 1999 to $0.92 in 2000.

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

Operating expenses, consisting of selling and administrative expenses, increased 10.2% or $3.5 million, to $37.9 million in 2000 from $34.4 million in 1999. As a percentage of sales, operating expenses increased slightly from 23.4% in 1999 to 23.6% in the current period.

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

The effective tax rate for the nine-month period was 38.9% in 2000 compared with 39.1% in 1999.

As a result of the above net income for the nine-month period increased $2.4 million to $4.3 million in 2000. Net income per diluted share, benefiting from a lower number of shares outstanding, increased $0.80 per share to $1.25 from $0.45 in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $14.4 million for the nine months ended September 30, 2000 compared with $11.3 million in the same period in 1999. The increase was primarily attributable to a $2.4 million increase in net income.

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

                                  Anthony & Sylvan Pools Corporation
                                  (Registrant)

                                  Stuart D. Neidus
                                  ----------------------------------------------
                                  STUART D. NEIDUS
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)




                                  William J. Evanson
                                  ----------------------------------------------
                                  WILLIAM J. EVANSON
                                  Executive Vice President
                                  and Chief Financial Officer
                                  (Principal Accounting Officer)

Date:  March 29, 2001