Form 10-K405
period 2000-12-31
ANTHONY & SYLVAN POOLS CORP
filed 2001-03-30
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

FORM 10-K                                   Commission File No. 000-26991
---------

          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
  X       EXCHANGE ACT OF 1934 (Fee Required)
          For the fiscal year ended      December 31, 2000
                                     -----------------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934 (No Fee Required)

          For the transition period from ____ to ____

                       Anthony & Sylvan Pools Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                              31-1522456
---------------------------------------                     ------------------
       (State of Incorporation)                               (I.R.S. Employer

      Identification No.)
 6690 Beta Drive, Mayfield Village, Ohio                            44143
-----------------------------------------------                ---------------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's telephone number, including area code     (440) 720-3301
                                                     ----------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

       Title of Each Class       Name of Each Exchange On Which Registered
      -----------------------    -----------------------------------------
    Common Shares, No Par Value  The Company's common stock trades on the Nasdaq SmallCap
                                 Stock Market under the symbol: SWIM

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----   ---.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                                    ----

The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant on March 23, 2001 was $15,593,984

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

           Class                       Outstanding At March 23, 2001
----------------------------           -----------------------------
Common Shares, no par value                   3,851,263 Shares
                                              -----------------

Portions of the following documents are incorporated by reference:

(1) 2000 Annual Report to Shareholders             Part II

(2) Definitive Proxy Statement for the Annual Meeting
     of Shareholders to be held May 4, 2001        Part III

                      ANTHONY AND SYLVAN POOLS CORPORATION
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                               Begins
                                    PART I                                      On
                                                                                Page
                                                                                ----

Item 1.           Business.....................................................   3

Item 2.           Properties...................................................   4

Item 3.           Legal Proceedings............................................   5

Item 4.           Submission of Matters to a Vote of Security Holders .........   5

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Shareholders' Matters........................................   6

Item 6.           Selected Financial Data......................................   6

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................   6

Item 7A.          Quantitative and qualitative disclosures about market risk...   6

Item 8.           Financial Statements and Supplementary Data..................   7

Item 9.           Disagreements on Accounting and Financial Disclosure.........   7

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant...........   8

Item 11.          Executive Compensation.......................................   9

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management...................................................   9

Item 13.          Certain Relationships and Related Transactions...............   9

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.....................................................  10

                                     PART I

ITEM 1.           BUSINESS.

(a)      GENERAL DEVELOPMENT OF BUSINESS.
         --------------------------------

         Anthony and Sylvan Pools Corporation ("The Company") was formed in 1997 to acquire the assets and business of a predecessor corporation. That predecessor corporation was the successor to the pool installation businesses of Pennsylvania-based Sylvan Pools and California-based Anthony Pools. Sylvan Pools was founded by Herman Silverman in 1946 and grew to become the leading pool installer in the Northeast, with operations stretching out to the Southeast, Texas and Nevada. Anthony Pools was founded by Phil Anthony in 1947 and eventually established itself as one of the largest pool companies in the United States. In 1996, the parent Company of Sylvan Pools purchased Anthony Pools and combined the two businesses under the name "Anthony & Sylvan." Anthony & Sylvan has built over 330,000 pools in its history.

         The Company operates in the leisure industry, offering in-ground residential swimming pools, spas and related products in the United States with a network of 51 sales offices serving 26 geographic markets in 16 states. The majority of the Company's swimming pools range in price from $15,000 to $40,000. Historically, its sales have been seasonally strongest in the second and third quarters, the peak period for swimming pool installation and use, and weakest in the first and fourth quarters. The Company built approximately 6,000 pools (using an "equivalent completed unit" basis) in 2000. In addition to designing and offering residential swimming pools, spas and related products, the Company:

   -     Provides pool modernization services in selected markets; and
   - Operates 17 retail stores that sell spa and swimming pool related products, such as chemicals, replacement parts, accessories, equipment and inflatables; and
   - Operates, in limited markets, field service centers that offer post-installation services such as swimming pool openings and weekly maintenance, as well as replacement parts, equipment and accessories.

(b)     SWIMMING POOL SALES AND INSTALLATION INDUSTRY.
        ----------------------------------------------

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

(c)      SALES AND MARKETING
         -------------------

         The Company sells its products to a large number of customers, primarily residential homeowners. A dedicated sales force of approximately 170 employees who have responsibility for developing and maintaining customer relationships conducts its principal sales activities. Sales visits are conducted in the customer's home or at an Anthony & Sylvan sales office near the customer's home. The introduction of the laptop computer as a selling tool in recent years has significantly enhanced the quality and professionalism of the Company's sales presentations and reinforced its image as an expert in the swimming pool industry. As a service to its customers, the Company maintains relationships with lenders that provide financing to its customers.

         The Company does most of its advertising in local newspapers and Yellow Pages. It also advertises, to a lesser extent, through radio, television, billboards and direct mail and has attracted buyers as a result of referrals from previous customers and realtors, among others. The Company also operates an Internet site - http.//www.anthonysylvan.com which is attracting an increasing number of customers each year.

(d)      COMPETITION
         -----------

         The Company faces competition primarily from regional and local installers. The Company believes that there are a small number of swimming pool companies that compete with Anthony & Sylvan on a national basis. Barriers to entry in the swimming pool sales and installation industry are relatively low.

          The Company believes that the principal competitive factors in the pool design and installation business are the quality and level of customer service, product pricing, breadth and quality of products offered, ability to procure labor and materials on a market by market basis from local and regional sources, financial integrity and stability, and consistency of business relationships with customers. The Company believes it compares favorably with respect to each of these factors.

(e)      PRINCIPAL SUPPLIERS AND SUBCONTRACTORS
         --------------------------------------

         The Company regularly evaluates supplier relationships and considers alternate sourcing as appropriate to assure competitive costs and quality standards. The Company currently does not have long-term contracts with its suppliers. It also believes there are currently a number of other suppliers of that offer comparable terms.

         The Company utilizes both company employees as well as subcontractors to install pools; however, the majority of its installation labor base consists of independent subcontractors. The Company's personnel act as field supervisors to oversee all aspects of the installation process and as schedulers to coordinate the activities of the subcontractors and communicate with the customer.

(f)      BACKLOG
         -------

         As of December 31, 2000, the Company had approximately $28,000,000 of contracts for swimming pool installations that had not been started and $24,000,000 of remaining revenue to be recognized on contracts currently under installation. The Company believes, based on past experience, that the December 31, 2000 backlog will be completed in 2001.

(g)      EMPLOYEES
         ---------

         At February 28, 2001, the Company employed approximately 643 persons, on a full-time basis of which approximately 100 were management personnel. During the peak swimming pool sales and installation season the Company will employ additional operations personnel who will primarily be involved in the installation of swimming pools.

         No employees are covered by collective bargaining agreements and the Company believes it has satisfactory relations with its employees.

ITEM 2.  PROPERTIES.
------   --------------

         The Company currently operates 51 sales offices and 20 retail and field service centers. In addition it has a number of warehouses at which it stores inventory used in pool installations. Its executive offices are located in Mayfield Village, Ohio. The Company believes that no single property is material to its operations and that alternate sites are presently available at market rates.

ITEM     3. LEGAL PROCEEDINGS.
----     ---------------------

         From time to time, the Company is involved in litigation and proceedings arising in the ordinary course of business. Although the outcome of litigation and claims is uncertain, the Company does not believe that there are any pending proceedings which could be expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS'
-------  -------------------------------------------------------------------
         MATTERS.
         --------

The Company's Common Shares are listed on the NASDAQ SmallCap Stock Market under the symbol SWIM. At March 23, 2001 3,851,263 outstanding common shares were held by 245 shareholders of record. There were no cash dividends declared or paid for the year ended December 31, 2000, as the Company's policy is to retain earnings and cash for future expansion of the business. For information on the market price range see page 22 of Anthony & Sylvan Pools 2000 Annual Report to Shareholders incorporated herein by reference to Exhibit 13 of this filing [2000 Annual Report to Shareholders].

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

Information with respect to selected financial data for each of the last five fiscal years contained on page 22 of Anthony & Sylvan Pools 2000 Annual Report to Shareholders is incorporated herein by reference to Exhibit 13 of this filing [2000 Annual Report to Shareholders].

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 19 through 21 of Anthony & Sylvan Pools 2000 Annual Report to Shareholders is incorporated herein by reference to Exhibit 13 of this filing [2000 Annual Report to Shareholders].

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------    ---------------------------------------------------------

The Company is exposed to various market risks, including changes in pricing of equipment, materials and contract labor, and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as commodity prices and interest rates. The Company does not enter into financial instruments to manage and reduce the impact of these risks. Further, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and it's weighted average interest rates on long-term debt at December 31, 2000 is included in Note 6 of the Consolidated Financial Statements on page 15 of Anthony & Sylvan Pools 2000 Annual Report to Shareholders incorporated herein by reference to Exhibit 13 of this filing [2000 Annual Report to Shareholders].

The Company's financial results may be impacted by fluctuations in its stock price, as a portion of the Company's Long-Term Incentive Plan is currently, being treated as a variable versus a fixed stock option or award plan.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------     --------------------------------------------

The consolidated financial statements and accompanying notes of Anthony & Sylvan Pools contained on pages 9 through 17, inclusive, of Anthony & Sylvan Pools 2000 Annual Report to Shareholders, together with the report of Independent Public Accountants relating thereto contained on page 18 thereof, and the unaudited quarterly financial data under the heading "Quarterly Financial Information" on page 22 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [2000 Annual Report to Shareholders].

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     ---------------------------------------------------------------
            FINANCIAL DISCLOSURE.
            ---------------------


None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------          ---------------------------------------------------

                  (a) Identification of Directors
                      ---------------------------

                  The identity of directors including age, business experience, positions held and other relevant information is contained in the Company's Proxy Statement dated April 4, 2001; (filed with the Commission pursuant to Regulation 14A) under the headings NOMINEES AND DIRECTORS, on pages 2-3 and DIRECTORS' COMMITTEES, MEETINGS AND FEES on page 3 is incorporated herein by this reference.

                  (b) Identification of Executive Officers
                      ------------------------------------
                  The persons named below are the executive officers of the Company at the date hereof.

                  Name                   Age     Position
                  ----                   ---     --------
                  Stuart D. Neidus        50     Chairman and Chief Executive Officer,
                                                 Director

                  Howard P. Wertman       56     President

                  Richard M. Kelso        52     Executive Vice President
                                                 and Chief Operating Officer

                  William J. Evanson      50     Executive Vice President
                                                 and Chief Financial Officer

                  Martin J. Degnan        55     Vice President, Secretary and General
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

                Howard P. Wertman has served as President of Anthony & Sylvan Pools since October 1995. He previously served as Divisional Vice President of Sylvan Pools from 1990 to 1995. Mr. Wertman's career in the swimming pool industry began in 1973, and since then he has served in various management positions with both Anthony Pools and Sylvan Pools.

                Richard M. Kelso has served as Executive Vice President and Chief Operating Officer of Anthony & Sylvan Pools since 1996. His experience in the pool industry includes service as Vice President of Anthony Pools from 1989 to 1996. Prior to that, Mr. Kelso was the General Manager of the Washington, D.C. division of Anthony Pools. His career includes 25 years of pool service, all in management positions with Anthony Pools.

                William J. Evanson joined Anthony & Sylvan as Executive Vice President and Chief Financial Officer on March 20, 2000. From 1978 to 2000, Mr. Evanson served with Premier Farnell plc, successor to Premier Industrial Corporation, most recently as Vice

President - North America Finance.

         Martin J. Degnan has served as Vice President, Secretary and General Counsel of Anthony & Sylvan Pools since October, 1999. Prior to joining the Company Mr. Degnan served with Rubbermaid, Inc. for over 20 years most recently as Vice President and Associate General Counsel.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

Information relating to compensation of executive officers and directors is contained in the Company's Proxy Statement dated April 4, 2001 under the headings DIRECTORS' COMMITTEES, MEETINGS AND FEES on page 3, and EXECUTIVE COMPENSATION on page 4, incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

Information relating to security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement dated April 4, 2001 under the heading BENEFICIAL OWNERSHIP OF SHARES appearing on pages 10 and 11, incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

Information with respect to related transactions is included in the Company's Proxy Statement dated April 4, 2001 under the headings REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION on page 7 and BENEFICIAL OWNERSHIP OF SHARES on pages 10 and 11, incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

                (a)  Documents filed as part of this report:
                     -------------------------------------

                (1) The following consolidated financial statements of Anthony & Sylvan Pools Corporation and Subsidiary, together with the independent auditors' report relating thereto, contained on pages 9 through 18, inclusive of Anthony & Sylvan's 2000 Annual Report to its shareholders, and the unaudited quarterly financial data set forth under the heading "Quarterly Financial Information" on page 22 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [2000 Annual Report to Shareholders].

                    Consolidated Balance Sheets at December 31, 2000 and 1999

                    Consolidated Statements of Income for the years ended
                        December 31, 2000, 1999 and 1998

                    Consolidated Statements of Shareholders' Equity for the
                        years ended December 31, 2000, 1999 and 1998

                    Consolidated Statement of Cash Flows for the years ended
                        December 31, 2000, 1999 and 1998

                    Notes to Consolidated Financial Statements

                    Report of Independent Public Accountants

                    Quarterly Financial Information (unaudited)


                (2) Financial statement schedules

                SCHEDULE II            VALUATION AND QUALIFYING ACCOUNTS

                DESCRIPTION            BEGINNING     EXPENSE    WRITE-OFFS     ACQUISITIONS ENDING
                -----------             BALANCE      -------    ----------     ------------ BALANCE
                                        --------                                            -------
                ALLOWANCE FOR
                 DOUBTFUL ACCOUNTS
                For the year ended
                 December 31, 2000     $1,191        $  306      $    777       $     -     $    720

                For the year ended
                 December 31, 1999     $1,085        $1,217      $  1,200       $    89     $  1,191

                For the year ended
                 December 31, 1998     $  708        $  447      $    538       $   468     $  1,085

                (3) Exhibits Required to be Filed by Item 601 of Regulation S-K

Current Form 10-K       Document/Data
Exhibit Number          Required
--------------          --------

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

         10.2 Anthony & Sylvan Pools 1999 Leveraged Stock Purchase Plan dated December 28, 1999. (Reference is made to
                        Exhibit 10.2 to the report on form 10-K for the quarter ended December 31, 1999, herein incorporated by reference)

         10.3 Employment Agreement - Stuart D. Neidus, Chairman and Chief Executive Officer. (Reference is made to Exhibit
                        10.2 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

         10.4           Employment Agreement - Howard P. Wertman, President.
                        (Reference is made to Exhibit 10.3 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

Current Form 10-K       Document/Data
Exhibit Number          Required
--------------          --------

           10.5 Employment Agreement - Richard M. Kelso, Executive Vice President and Chief Operating Officer. (Reference is made to Exhibit 10.4 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

            10.6 Employment Agreement - William J. Evanson, Executive Vice President and Chief Financial Officer.

            10.7 Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions - National City Bank, Huntington National Bank and Firstar Bank, N.A. dated July 8, 1999 (Reference is made to Exhibit 10.10 to the report on form 10-Q for the quarter ended June 30, 1999, which exhibit is herein incorporated by reference)

             13         2000 Annual Report to Shareholders.


         (b) There were no reports filed on Form 8-K during the last quarter of the fiscal year covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Anthony & Sylvan Pools Corporation

                                      By STUART D. NEIDUS
                                         ----------------
                                         Stuart D. Neidus
                                         Chairman and Chief Executive Officer

March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                Title
---------                                -----

STUART D. NEIDUS                         Chairman, Chief Executive Officer
----------------                          and Director
STUART D. NEIDUS                          (Principal Executive Officer)








WILLIAM J. EVANSON                       Executive Vice President
------------------                           and Chief Financial Officer
WILLIAM J. EVANSON                           (Principal Financial Officer)

ROGER D. BLACKWELL                                            Director
-----------------
Roger Blackwell

MARY ANN JORGENSON                                            Director
------------------
Mary Ann Jorgenson

THOMAS B. WALDIN                                              Director
----------------
Thomas B. Waldin




Date: March 29, 2001