Form 10-Q
period 2001-03-31
ANTHONY & SYLVAN POOLS CORP
filed 2001-05-14
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q

+--+
|X | QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       March 31, 2001
                                        --------------------

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
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No     N/A
                                              ---    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

             Class                                Outstanding at May 10, 2001
  ---------------------------                     ---------------------------
  Common Shares, no par value                            3,851,335 Shares

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                                      Sequential
                                                                                                       Page No.
                                                                                                       --------

Part I - Financial Information

     Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets -
                   March 31, 2001 and December 31, 2000                                                      3
                Unaudited Condensed Consolidated Statements of Operations -
                   Three Months Ended March 31, 2001 and 2000                                                4
                Unaudited Condensed Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 2001 and 2000                                                5
                Notes to Unaudited Condensed Consolidated
                   Financial Statements                                                                    6-8
                Independent Accountants' Report                                                              9
         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                      10-11

Part II - Other Information

         Item 1.  Legal Proceedings                                                                         12

         Item 2.  Changes in Securities                                                                     12

         Item 4.  Submission of Matters to a Vote of Security
                      Holders                                                                               12

         Item 6.  Exhibits and Reports on Form 8-K                                                          12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    March 31,     December 31,
                                                                                      2001            2000
                                                                                   -----------      --------
ASSETS                                                                             (unaudited)      (audited)
------
Current Assets:
      Cash and cash equivalents .............................................        $    715         $    422
       Contract receivable, net .............................................           7,281           11,592
        Inventories, net ....................................................           7,455            5,219
        Prepayments and other ...............................................           1,899            1,542
        Deferred income taxes ...............................................           4,005            1,914
                                                                                     --------         --------
           Total current assets .............................................          21,355           20,689

Property, Plant and Equipment, net ..........................................           9,569            8,674
Goodwill, net ...............................................................          26,819           27,003
Deferred Income Taxes .......................................................             939              939
Other .......................................................................           2,988            2,837
                                                                                     --------         --------
                                                                                     $ 61,670         $ 60,142
                                                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

        Current maturities of long-term debt ................................        $     42         $     62
        Accounts payable ....................................................           7,813            6,323
        Accrued expenses ....................................................          17,058           12,379
        Accrued income taxes ................................................             280              505
                                                                                     --------         --------
           Total current liabilities ........................................          25,193           19,269

Long-term Debt ..............................................................           2,350            1,250
Deferred Tax Liability ......................................................             945              945
Other Long-term Liabilities .................................................           2,269            2,254
Commitments and Contingencies ...............................................            --               --

Shareholders' Equity:
        Serial preferred shares no par value,
          1,000,000 shares authorized, none issued ..........................            --               --
        Common shares no par value,
          29,000,000 shares authorized, 4,071,120 shares issued and 3,851,263 outstanding at March 31, 2001 and 4,071,113 shares issued
          and outstanding at December 31, 2000 ..............................          35,936           36,261
        Treasury shares or equivalents,
          1,017,012 and 797,155 shares, respectively ........................          (7,546)          (5,546)

        Retained earnings ...................................................           2,523            5,709
                                                                                     --------         --------
               Total shareholders' equity ...................................          30,913           36,424
                                                                                     --------         --------
                                                                                     $ 61,670         $ 60,142
                                                                                     ========         ========

See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                        (In thousands, except share data)


                                       Three Months Ended
                                           March 31,
                                      2001            2000
                                   --------         --------

Net sales .................        $ 26,089         $ 30,391

Cost of sales .............          21,099           23,938
                                   --------         --------

  Gross profit ............           4,990            6,453

Operating expenses(a) .....          10,121            9,763
                                   --------         --------

 (Loss)from operations ....          (5,131)          (3,310)

Interest and other expense              146              196
                                   --------         --------

 (Loss) before income taxes          (5,277)          (3,506)

(Benefit) for income taxes           (2,091)          (1,294)
                                   --------         --------

  Net (loss) ..............        $ (3,186)        $ (2,212)
                                   ========         ========


 (Loss) per share:

  Basic ...................        $   (.83)        $   (.70)
                                   ========         ========

  Diluted .................        $   (.83)        $   (.70)
                                   ========         ========

Average shares outstanding:

  Basic ...................           3,837            3,170
                                   ========         ========

  Diluted .................           3,837            3,170
                                   ========         ========



(a) Includes a non-cash deferred compensation credit of $575 in the quarter ended March 31, 2001 and an expense of $114 in the quarter ended March 31, 2000.

See notes to unaudited condensed consolidated financial statements.

                  ANTHONY & SYLVAN CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Dollars in thousands)

                                                                                       Three Months Ended
                                                                                          March 31,
                                                                                    2001            2000
                                                                                 -------         -------

Cash Flows from Operating Activities:
      Net loss ..........................................................        $(3,186)        $(2,212)
      Adjustments to reconcile net loss to net cash provided by operating activities:
                Depreciation and amortization ...........................            820             685
                Deferred income taxes ...................................         (2,091)           --
                Non-cash deferred compensation ..........................           (575)            114
                Other ...................................................           --                (8)
       Changes in operating assets and liabilities
        net of assets acquired
           Contract receivables .........................................          4,311           2,501
           Inventories ..................................................         (2,236)         (2,343)
           Prepayments and other ........................................           (357)           (257)
           Accounts payable .............................................          1,490           3,540
           Accrued expenses and other ...................................          4,454           1,569
                                                                                 -------         -------
               Net cash provided by operating activities ................          2,630           3,589
                                                                                 -------         -------

Cash Flows from Investing Activities:
      Additions to property, plant and equipment ........................         (1,532)           (609)
      Other .............................................................           (135)           (161)
                                                                                 -------         -------

               Net cash used in investing activities ....................         (1,667)           (770)
                                                                                 -------         -------

Cash Flows from Financing Activities:
      Proceeds from/(repayment of) long-term debt .......................          1,080          (2,543)
      Proceeds from issuance of shares ..................................            250             270
      Purchase of treasury shares .......................................         (2,000)           --
                                                                                 -------         -------
              Net cash used in financing activities .....................           (670)         (2,273)
                                                                                 -------         -------

Net increase in cash and cash equivalents ...............................            293             546

Cash and Cash Equivalents:
  Beginning of period ...................................................            422             533
                                                                                 -------         -------
  End of period .........................................................        $   715         $ 1,079
                                                                                 =======         =======
Supplemental Cash Flow Information:
           Interest paid ................................................        $    88         $   187
                                                                                 =======         =======
           Income taxes paid ............................................        $   525         $    28
                                                                                 =======         =======


See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)        BASIS OF PRESENTATION

                Anthony & Sylvan Pools Corporation and Subsidiaries (the "Company") is among the largest residential in-ground concrete pool sales and installation businesses in the United States and operates in one business segment.

(2)        INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                The accompanying condensed consolidated balance sheet as of March 31, 2001 and statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, these interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2000 and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these interim unaudited condensed consolidated financial statements are also unaudited. The unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. Financial statements should be read in conjunction with the audited financial statements included in the annual report on Form 10-K.

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


                                              THREE-MONTHS ENDED
                                                 MARCH 31,
                                            2001           2000
                                           -------         -------
                                                  (UNAUDITED)

           Numerator:
            Net (loss)                     $(3,186)        $(2,212)
                                           =======         =======

           Denominator:
            Weighted average common
             shares outstanding              3,837           3,170

           Dilutive effect of
            stock options (a)                    -               -
                                           -------         -------

           Denominator for net
            (loss) per diluted share         3,837           3,170
                                           -------         -------

           Net (loss) per share:
            Basic                          $  (.83)        $  (.70)
                                           -------         -------

            Diluted                        $  (.83)        $  (.70)
                                           -------         -------


         (a) Due to the net loss reported in both periods, the share base used in calculating net (loss) per diluted share does not include the effect of common share equivalents, as its effect would be anti-dilutive.

(4)      DEBT

                  On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or Libor rates. In addition a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of March 31, 2001, the effective rate on all outstanding borrowings under the Credit Facility was 8.375% and the available borrowings were $17.0 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

(5)      CAPITAL STOCK

                  On January 5, 2001, based on the authorization of its Board of Directors, the Company purchased a block of 250,000 shares of its common stock, in a private transaction at $8.00 per share.

(6)      LITIGATION

                  Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(7)      NEW ACCOUNTING STANDARDS

                  Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted the statement effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position or results of operations of the Company because the Company does not have derivative instruments.

(8)      SUBSEQUENT EVENTS

                  On May 4, 2001, the Board of Directors authorized a 10% stock dividend to be distributed on or about May 30, 2001 to shareholders of record on May 16, 2001. The consolidated financial statements have not been restated to reflect the number of shares outstanding following the dividend.

INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Board of Directors of Anthony & Sylvan Pools Corporation and Subsidiary
Mayfield Village, Ohio


We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and Subsidiary (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 28, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Cleveland, Ohio
April 24, 2001

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH
                        THREE MONTHS ENDED MARCH 31, 2000

Net sales of $26.1 million for the three-months ended March 31, 2001 decreased 14.2% from $30.4 million for the same period in fiscal 2000. The decrease was primarily attributable to decreases in production as a result of winter weather conditions which was worse than was experienced in the last several years, and which had a major impact on our ability to install swimming pools in many of our markets, offset by increases in average selling prices compared with a year earlier.

Gross profit decreased to $5.0 million in 2001 from $6.5 million in 2000 as a result of the decrease in net sales. Gross profit as a percentage of sales for the three months decreased from 21.2% of net sales to 19.1% as the lower production volume resulted in fixed construction costs being spread over a lower revenue base.

Operating expenses, consisting of selling and administrative expenses, increased by $0.3 million to $10.1 million in 2001 from $9.8 million in 2000. The increase was primarily attributable to higher administrative expenses related to efforts at improving our infrastructure and execution, partially offset by a credit for non-cash deferred compensation related to the Company's long-term incentive plan which is accounted for as a variable plan, based on changes in the Company's stock price.

As a result of the above items, adjusted for the impact of federal and state taxes, the net loss for the three month period increased $1.0 million from $2.2 million in 2000 to $3.2 million in 2001. The net loss per share, which benefited from a higher number of shares outstanding following a stock option exercise in the fourth quarter of 2000, increased $(0.13) per share from $(0.70) in 2000 to $(0.83) in 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $2.6 million for the three-months ended March 31, 2001 compared with $3.6 million in the same period in fiscal 2000. The decrease is primarily attributable to the higher net loss in 2000. Cash used in investing activities increased $0.9 million to $1.7 million in 2001 from $0.8 million in 2000 as a result of increased expenditure related to the Company's investment in new technology which commenced in the fourth quarter of 2000. The excess of cash from operating activities over cash used in investing activities, combined with $1.0 million in proceeds from long-term debt, was used to acquire $2.0 million of treasury shares in 2001.

On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The

Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest rates are charged at increments over either Prime or Libor rates. In addition, a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of March 31, 2000, the effective rate on all outstanding borrowings under the Credit Facility was 8.375% and the available borrowings were $17.0 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

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

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and it's weighted average interest rates on long-term debt at March 31, 2001 is included in the Condensed Consolidated Financial Statements.

The Company's financial results have been impacted by fluctuations in its stock price, as a portion of the Company's Long-Term Incentive Plan was treated as a variable versus a fixed stock option award plan.

                           CYCLICALITY AND SEASONALITY

The Company believes that the in-ground swimming pool industry is strongly influenced by general economic conditions and tends to experience periods of decline during economic downturns. Since the majority of the Company's swimming pool installation purchases are financed, pool sales are particularly sensitive to interest rate fluctuations and the availability of credit. A sustained period of high interest rates could result in declining sales, which could have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

         No change

ITEM 2.  CHANGES IN SECURITIES

         No change

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         The annual meeting of shareholders of the Company (the "Annual Meeting") was held on May 4, 2001. Of the 3,851,263 shares of common stock outstanding and entitled to vote at the Annual Meeting, 3,622,671 shares were each present in person or by proxy, each entitled to one vote on each matter to come before the meeting.

         The following matters were submitted to a vote of security holders of the Company at the Annual Meeting, with the results indicated:

         1. Proposal to elect 4 directors to hold office until the Annual Meeting of Shareholders in 2002 and until their respective successors are duly elected and qualified:

         Votes cast FOR the election of Mr. Blackwell:          3,475,036
         Votes WITHHELD:                                          147,635

         Votes cast FOR the election of Ms. Jorgenson:          3,473,619
         Votes WITHHELD:                                          149,052

         Votes cast FOR the election of Mr. Neidus:             3,454,541
         Votes WITHHELD:                                          168,130

         Votes cast FOR the election of Mr. Waldin:             3,475,036
         Votes WITHHELD:                                          147,635


         2. Proposal to approve the 2001 Stock Option Plan:

        Votes cast FOR the 2001 Long-Term Incentive Plan:       2,608,600
        Votes AGAINST:                                            487,707
        Votes WITHHELD:                                             6,692


        Shares held by brokers and nominees:                    3,128,846
        Shares held by brokers and nominees not voted:             18,802

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

                                         Anthony & Sylvan Pools Corporation
                                         (Registrant)




                                         Stuart D. Neidus
                                         ---------------------------------------
                                         STUART D. NEIDUS
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)




                                         William J. Evanson
                                         ---------------------------------------
                                         WILLIAM J. EVANSON
                                         Executive Vice President
                                         and Chief Financial Officer
                                         (Principal Accounting Officer)






Date:  May 14, 2001