Form 10-Q
period 2001-06-30
ANTHONY & SYLVAN POOLS CORP
filed 2001-08-14
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
---------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       June 30, 2001
                                        ---------------------------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                    --------------      -------------

Commission File Number             000-26991
                        -------------------------------------------------------
                  Anthony & Sylvan Pools Corporation
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                  Ohio                                      31-1522456
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

    6690 Beta Drive, Mayfield Village, Ohio              44143
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (440) 720-3301
                                                    ------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No     N/A
                                                ---     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

               Class                          Outstanding at August 7, 2001
------------------------------------    ---------------------------------------
Common Shares, no par value                       4,194,941 Shares

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                     Sequential
                                                                       Page No.
                                                                     ----------

Part I - Financial Information

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
                June 30, 2001 and December 31, 2000...................     3
          Unaudited Condensed Consolidated Statements
                of Income -Three Months and Six Months Ended
                     June 30, 2001 and 2000...........................     4
          Unaudited Condensed Consolidated Statements
                of Cash Flows - Six Months Ended
                    June 30, 2001 and 2000............................     5
          Notes to Unaudited Condensed Consolidated
                Financial Statements.                                    6-8
          Independent Accountants' Report.............................     9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations........... 10-13

Part II - Other Information

         Item 1.  Legal Proceedings...................................    14

         Item 2.  Changes in Securities...............................    14

         Item 4.  Submission of Matters to a Vote of Security
                  Holders.............................................    14


         Item 6.  Exhibits and Reports on Form 8-K....................    14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         June 30,   December 31
                                                            2001       2000
                                                         --------   -----------

ASSETS                                                   (unaudited)  (audited)
------
Current Assets:
      Cash and cash equivalents ......................    $  8,475     $    422
      Contract receivables, net ......................       8,373       11,592
      Inventories, net ...............................       5,777        5,219
      Prepayments and other ..........................       1,454        1,542
      Deferred income taxes ..........................       1,914        1,914
                                                          --------     --------
           Total current assets ......................      25,993       20,689

Property, Plant and Equipment, net ...................       9,533        8,674
Goodwill, net ........................................      26,645       27,003
Deferred income taxes ................................         939          939
Other ................................................       2,987        2,837
                                                          --------     --------
                                                          $ 66,097     $ 60,142
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
      Current maturities of long-term debt ...........    $     30     $     62
      Accounts payable ...............................       9,824        6,323
      Accrued expenses ...............................      17,688       12,379
      Accrued income taxes ...........................         219          505
                                                          --------     --------
           Total current liabilities .................      27,761       19,269

Long-term Debt .......................................           -        1,250
Deferred Income Tax Liabilities ......................         945          945
Other Long-term Liabilities ..........................       2,287        2,254
Commitments and Contingencies ........................           -            -

Shareholders' Equity:
      Serial preferred shares no par value,
          1,000,000 shares authorized,
             none issued .............................           -            -
      Common shares no par value,
          29,000,000 shares authorized, 4,236,233
           shares issued and outstanding at
           June 30, 2001 and 4,478,224 issued
           and outstanding at December 31, 2000  .....      36,996       36,261
      Treasury share equivalents,
          876,870 shares at June 30, 2001
           and December 31, 2000, respectively .......      (5,546)      (5,546)
      Retained earnings ..............................       3,654        5,709
                                                          --------     --------
           Total shareholders' equity ................      35,104       36,424
                                                          --------     --------
                                                          $ 66,097     $ 60,142
                                                          ========     ========


See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                       (In thousands, except share data)

                                  Three Months Ended   Six Months Ended
                                       June 30,                      June 30,
                                   2001        2000        2001        2000
                                  ------     -------    --------      ------
Net sales....................   $ 68,685    $ 67,199    $ 94,774    $ 97,590

Cost of sales................     47,072      46,719      68,170      70,657
                                 -------     -------     -------     -------

  Gross profit...............     21,613      20,480      26,604      26,933

Operating expenses(a)........     15,091      14,780      25,213      24,543
                                 -------     -------     -------     -------

  Income from operations.....      6,522       5,700       1,391       2,390

Interest and other ..........         (7)         21         139         217
                                 -------     -------     -------     --------

  Income before income taxes.      6,529       5,679       1,252       2,173

Provision for income taxes...      2,345       2,373         244       1,079
                                  ------     -------     -------      ------

  Net income(b)..............   $  4,184    $  3,306    $  1,008     $ 1,094
                                ========    ========    ========     =======


Earnings per share:

  Basic                            $0.99       $0.92        $.24        $.31
                                 =======     =======     =======      ======

  Diluted                          $0.96       $0.79        $.23        $.26
                                 =======     =======     =======      ======


Average shares outstanding:

  Basic                            4,236       3,589       4,229       3,543
                                 =======     =======     =======     =======

  Diluted                          4,350       4,199       4,342       4,153
                                 =======     =======     =======     =======


(a) For operating expenses for the three-month period ended June 30, there is no non-cash deferred compensation for the current year and $641 in expense for the prior year. For the six months ended June 30, there is a non-cash deferred compensation credit of $575 for the current year and an expense of $755 for last year.

(b) For net income for the three-month period ended June 30, there is no after-tax impact for non-cash deferred compensation for the current year and $612 in after-tax expense for the prior year. For the six months ended June 30, there is an after-tax non-cash deferred compensation credit of $575 for the current year and an after-tax expense of $721 for last year.


See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Dollars in thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                                2001          2000
                                                              --------      --------

Cash Flows from Operating Activities:
      Net income ........................................     $  1,008      $  1,094
      Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization ................        1,686         1,377
           Non-cash deferred compensation ...............         (575)          755
           Deferred income taxes ........................            -           259
           Other ........................................            7            32
      Changes in operating assets and liabilities
        net of assets acquired:
           Contract receivables .........................        3,219           928
           Inventories ..................................         (558)       (1,739)
           Prepayments and other ........................           88            90
           Accounts payable .............................        3,501         3,916
           Accrued expenses and other ...................        5,023         5,404
                                                              --------      --------
               Net cash provided by operating activities.       13,399        12,116
                                                              --------      --------

Cash Flows from Investing Activities:
      Additions to property, plant and equipment ........       (2,197)       (1,235)
      Other .............................................         (117)         (187)
                                                              --------      --------
               Net cash used in investing activities ....       (2,314)       (1,422)
                                                              --------      --------

Cash Flows from Financing Activities:
      Repayment of long term debt .......................       (1,282)       (4,587)
      Proceeds on exercise of stock options .............            -            20
      Proceeds on issuance of shares ....................          250           570
      Purchase of treasury shares .......................       (2,000)            -
                                                              --------      --------
              Net cash used in financing activities .....       (3,032)       (3,997)
                                                              --------      --------

Net increase in cash and cash equivalents ...............        8,053         6,697

Cash and Cash Equivalents:
  Beginning of period ...................................          422           533
                                                              --------      --------
  End of period .........................................     $  8,475      $  7,230
                                                              ========      ========
Supplemental Cash Flow Information:
           Interest paid ................................     $    147      $    217
                                                              ========      ========
           Income taxes paid ............................     $    530      $     93
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

(2)      INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             The accompanying condensed consolidated balance sheet as of June 30, 2001 and statements of income and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, these interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2000 and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these interim unaudited condensed consolidated financial statements are also unaudited. The unaudited condensed consolidated statements of income for the three-month and six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Financial statements should be read in conjunction with the audited financial statements included in the annual report on Form 10-K.

(3)      EARNINGS PER SHARE

             Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are based on the combined weighted average number of common shares outstanding including the assumed exercise or conversion of options. The treasury stock method is used in computing diluted earnings per share. The calculations are as follows (in thousands except per share data):

                                        THREE-MONTHS ENDED SIX-MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                       2001       2000       2001       2000
                                      ------     ------     ------     ------
                                          (UNAUDITED)         (UNAUDITED)

         Numerator
          Net income available
           to common shareholders     $4,184     $3,306     $1,008     $1,094
                                      ======     ======     ======     ======

         Denominator
          Weighted average common
           shares outstanding          4,236      3,589      4,229      3,543

          Dilutive effect of
           stock options                 114        610        113        610
                                      ------     ------     ------     ------

         Denominator for net
          Income per
          diluted share                4,350      4,199      4,342      4,153
                                      ======     ======     ======     ======

         Earnings per share:

            Basic                     $ 0.99     $ 0.92     $  .24     $  .31
                                      ======     ======     ======     ======

          Diluted                     $ 0.96     $ 0.79     $  .23     $  .26
                                      ======     ======     ======     ======


(4)      CAPITAL STOCK

             On May 4, 2001, the Board of Directors authorized a 10% stock dividend to be distributed on or about May 30, 2001 to shareholders of record on May 16, 2001. The unaudited condensed consolidated financial statements have been retroactively restated to reflect the number of shares outstanding following the dividend.


(5)      DEBT

             On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or Libor rates. In addition a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of June 30, 2001, there were no outstanding borrowings under the Credit Facility and the available borrowings were $20.1 million. The Company is in compliance with all of its debt covenants under the Credit Facility.


(6)      AMENDMENT TO THE LONG-TERM INCENTIVE PLAN FOR EMPLOYEES AND DIRECTORS

             The Company amended its Long-Term Incentive Plan (the "Plan") effective April 1, 2001 to eliminate features that required variable accounting treatment. As a result of the amendment, the Company no longer accounts for any portion of the Plan as a variable plan.


(7)      LITIGATION

             Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


(8)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

             In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company is required to adopt the provisions of Statement No. 142 effective January 1, 2002.

             At June 30, 2001, the Company has unamortized goodwill in the amount of $26,645 which will be subject to the transition provisions of Statement No. 142. Amortization expense related to goodwill was $368 and $365 for the six-month periods ended June 30, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting statement No. 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Anthony & Sylvan Pools Corporation and subsidiaries


We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2000, were audited by other accountants and they expressed an unqualified opinion on them in their report dated March 28, 2001, but they have not performed any auditing procedures since that date.



KPMG LLP

July 26, 2001

 ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


                 THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH
                        THREE MONTHS ENDED JUNE 30, 2000

Net sales of $68.7 million for the three-months ended June 30, 2001 increased 2.2% from $67.2 million for the same period in 2000. The increase was primarily attributable to increases in average selling prices compared with a year earlier, offsetting a decline in unit production as a result of weaker demand patterns that started at the beginning of the year.

Gross profit increased $1.1 million to $21.6 million in 2001 from $20.5 million in 2000, partly as a result of the increase in net sales. Gross profit, as a percentage of sales for the three months increased from 30.5% of net sales to 31.5% as a result of increases in average selling prices and cost reductions arising from cost control initiatives.

Operating expenses, consisting of selling and administrative expenses, increased by $0.3 million to $15.1 million in 2001 from $14.8 million in 2000. As a percentage of sales, operating expenses were constant at 22.0% in both 2001 and 2000. Operating expenses in 2000 include $0.6 million of non-cash deferred compensation expense related to the Company's long-term incentive plan. The plan was amended effective April 1, 2001 and as a result, no deferred compensation expense was recorded in the second quarter of 2001.

The effective tax rate decreased from 41.8% in 2000 to 35.9% in 2001 as a result of the decrease in non-cash deferred compensation, which is not included for tax purposes.

As a result of the above items, net income for the three month period increased from $3.3 million in 2000 to $4.2 million in 2001. Net income per diluted share increased $0.17 per share to $0.96 in 2001. On a pro-forma basis, excluding the impact of non-cash deferred compensation, net income and earnings per share for the three-month period ended June 30, 2001 are the same as the reported income and earnings per share, with net income rising 6.8% over last year's pro-forma net income of $3.9 million, and diluted earnings per share increasing 3.2% over pro-forma diluted earnings per share of $0.93 for the same period last year.

                  SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH
                         SIX MONTHS ENDED JUNE 30, 1999

Net sales of $94.8 million for the six-months ended June 30, 2001 decreased 2.9% from $97.6 million for the same period in fiscal 2000. The decrease was primarily attributable to a decrease in unit production partially offset by increases in average selling prices.

Gross profit decreased $0.3 million to $26.6 million in 2001 from $26.9 million in 2000 as a result of the decrease in net sales. Gross profit as a percentage of sales for the six months increased from 27.6% of net sales to 28.1% as a result of increases in average selling prices and cost reductions arising from cost control initiatives.

Operating expenses, consisting of selling and administrative expenses increased

$0.7 million to $25.2 million in 2001 from $24.5 million in 2000. As a percentage of sales, operating expenses increased from 25.1% in 2000 to 26.6% in 2001. The percentage of sales increase was attributable to a combination of the reduction in sales and higher administrative expenses related to improvements in the Company's infrastructure and operating methods. Operating expenses in 2000 include $0.8 million of non-cash deferred compensation expense related to the Company's long-term incentive plan compared with a credit of $0.6 million in 2001.

The effective tax rate decreased from 49.7% in 2000 to 19.5% in 2001, primarily as a result of the decrease in non-cash deferred compensation related to the Company's long-term incentive plan. This item is not included for tax purposes.

As a result of the above net income for the six month period decreased $0.1 million to $1.0 million in 2001. Net income per diluted share, decreased $0.03 per share to $0.23. On a pro-forma basis, excluding the impact of non-cash deferred compensation, pro-forma net income of $0.4 million, or $0.10 per share for the six months ended June 30, 2001, compares with pro-forma net income of $1.8 million, or $0.44 per share, for the same period last year.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $13.4 million for the six months ended June 30, 2001 compared with $12.1 million in 2000. The increase was primarily attributable to the collection of contract receivables. Cash used in investing activities increased from $1.4 million in the prior year to $2.3 million in the current year primarily as a result of the Company's investment in computers and related software.

The excess of cash from operating activities over cash used in investing activities of $11.1 million was used to acquire $2.0 million of treasury shares under the Company's share buyback program, repay long-term debt of $1.3 million and increase cash balances.

On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or Libor rates. In addition, a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of June 30, 2001, there were no outstanding borrowings under the Credit Facility and the available borrowings were $20.1 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

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

The Company is exposed to cash flow risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and weighted average interest rate calculations on long-term debt at June 30, 2001 is included in the Unaudited Condensed Consolidated Financial Statements.

The Company's financial results have been impacted by fluctuations in its stock price, as a portion of the Company's Long-Term Incentive Plan was treated as a variable versus a fixed stock option award plan. The plan was amended in April 2001, resulting in the Company no longer accounting for any portion of the plan as a variable plan.

                           CYCLICALITY AND SEASONALITY

The Company believes that the swimming pool leisure industry is strongly influenced by general economic conditions and tends to experience periods of decline during economic downturns. Since the majority of the Company's swimming pool installation purchases are financed, pool sales are particularly sensitive to interest rate fluctuations and the availability of credit. A sustained period of high interest rates could result in declining sales, which could have a material adverse effect on The Company's financial condition and results of operations.

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


                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, which will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company is required to adopt the provisions of Statement No. 142 effective January 1, 2002.

At June 30, 2001, the Company has unamortized goodwill in the amount of $26,645 which will be subject to the transition provisions of Statement No. 142. Amortization expense related to goodwill was $368 and $365 for the six-month periods ended June 30, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No change

ITEM 2.  CHANGES IN SECURITIES

         No change

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Amendment No. 1 dated as of December 20, 1999 to the Credit Agreement dated as of July 8, 1999 among Anthony and Sylvan Pools Corporation and the Lending Institutions - National City Bank, Huntington National Bank and Firstar Bank, N.A.

                  10.2 Amendment No. 2 dated as of May 4, 2001 to the Credit Agreement dated as of July 8, 1999 among Anthony and Sylvan Pools Corporation and the Lending Institutions
                           - National City Bank, Huntington National Bank and Firstar Bank, N.A.

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2001:

                  Item 4. Change in Registrant's Certifying Accountant dated June 8, 2001.

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



                                   Anthony & Sylvan Pools Corporation
                                   (Registrant)




                                   Stuart D. Neidus
                                   ----------------------------------------
                                   STUART D. NEIDUS
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)




                                   William J. Evanson
                                   -----------------------------------------
                                   WILLIAM J. EVANSON
                                   Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Accounting Officer)






Date:  August 13, 2001