Form 10-Q
period 2001-09-30
ANTHONY & SYLVAN POOLS CORP
filed 2001-11-14
CIK 1067606

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

FORM 10-Q

+--+
|X | QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended   SEPTEMBER 30, 2001
                                        ---------------------------------

+--+
|  | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                    --------------      -------------

Commission File Number             000-26991
                        ----------------------------------------------
                  ANTHONY & SYLVAN POOLS CORPORATION
---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                  Ohio                                      31-1522456
----------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

    6690 Beta Drive, Mayfield Village, Ohio              44143
----------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (440) 720-3301
                                                    ------------------

-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No       N/A
                                             ----    -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

            CLASS                     OUTSTANDING AT NOVEMBER 12, 2001
------------------------------------  ---------------------------------
Common Shares, no par value                    4,231,948 Shares

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                    Sequential
                                                                                     Page No.
                                                                                    ------------
Part I - Financial Information
     Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets -
                     September 30, 2001 and December 31, 2000.........                     3
                Unaudited Condensed Consolidated Statements
                   of Income - Three Months and Nine Months Ended
                     September 30, 2001 and 2000......................                     4
                Unaudited Condensed Consolidated Statements
                    of Cash Flows - Nine Months Ended
                    September 30, 2001 and 2000.......................                     5
                Notes to Unaudited Condensed Consolidated
                         Financial Statements.........................                   6-8
                Independent Accountants' Report.......................                     9

     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations......                 10-13

Part II - Other Information

         Item 1.  Legal Proceedings..................................                     14

         Item 2.  Changes in Securities..............................                     14

         Item 4.  Submission of Matters to a Vote of Security
                  Holders............................................                     14

         Item 6.  Exhibits and Reports on Form 8-K...................                     14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                            September 30,     December 31,
                                                                2001              2000
                                                              --------          --------
ASSETS                                                       (unaudited)       (audited)
Current Assets:
        Cash and cash equivalents                             $  7,668          $    422
        Contract receivables, net                                8,843            11,592
        Inventories, net                                         6,142             5,219
        Prepayments and other                                    1,515             1,542
        Deferred income taxes                                    1,974             1,914
                                                              --------          --------
           Total current assets                                 26,142            20,689

Property, Plant and Equipment, net                               9,059             8,674
Goodwill, net                                                   26,461            27,003
Deferred income taxes                                            1,030               939
Other                                                            2,860             2,837
                                                              --------          --------
                                                              $ 65,552          $ 60,142
                                                              ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

        Current maturities of long-term debt                  $     19          $     62
        Accounts payable                                         9,234             6,323
        Accrued expenses                                        15,000            12,379
        Accrued income taxes                                     1,380               505
                                                              --------          --------
           Total current liabilities                            25,633            19,269

Long-term Debt                                                    --               1,250
Deferred Income Tax Liabilities                                    865               945
Other Long-term Liabilities                                      2,306             2,254
Commitments and Contingencies                                     --                --

Shareholders' Equity:
        Serial preferred shares no par value,
          1,000,000 shares authorized,
             none issued                                          --                --
        Common shares no par value,
          29,000,000 shares authorized, 4,236,819
           shares issued and 4,231,609 outstanding
           at September 30, 2001 and 4,478,224 issued
           and outstanding at December 31, 2000                 36,998            36,261
        Treasury shares and equivalents,
          882,080 shares at September 30, 2001 and
           876,870 shares at December 31, 2000                  (5,586)           (5,546)
        Retained earnings                                        5,336             5,709

                                                              --------          --------
Total shareholders' equity                                      36,748            36,424
                                                              --------          --------
                                                              $ 65,552          $ 60,142
                                                              ========          ========


See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND NINE MONTHS ENDED
                         SEPTEMBER 30, 2001 AND 2000 (In
                          thousands, except share data)

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                   2001        2000       2001         2000
                                  ------     -------    --------      ------
Net sales....................   $ 57,118    $ 63,188    $151,892    $160,778

Cost of sales................     41,251      45,025     109,421     115,682
                                 -------     -------     -------     -------

  Gross profit...............     15,867      18,163      42,471      45,096

Operating expenses(a)........     13,186      13,354      38,399      37,897
                                 -------     -------     -------     -------

  Income from operations.....      2,681       4,809       4,072       7,199

Interest and other ..........          1         (72)        140         145
                                 -------    --------      ------     --------

  Income before income taxes.      2,680       4,881       3,932       7,054

Provision for income taxes...        999       1,665       1,243       2,744
                                  ------     -------     -------      ------

  Net income(b)..............   $  1,681    $  3,216    $  2,689     $ 4,310
                                ========    ========    ========     =======


Earnings per share:

  Basic                            $0.40       $0.89       $0.64       $1.21
                                 =======     =======     =======      ======

  Diluted                          $0.39       $0.76       $0.62       $1.03
                                 =======     =======     =======      ======


Average shares outstanding:

  Basic                            4,213       3,599       4,224       3,562
                                 =======     =======     =======     =======

  Diluted                          4,325       4,225       4,335       4,188
                                 =======     =======     =======     =======


(a) Operating expenses include a non-cash deferred compensation credit of $575 in the nine months ended September 30, 2001 and a non-cash deferred compensation credit of $107 in the three months ended September 30, 2000 and an expense of $648 in nine months ended September 30, 2000.

(b) For net income there is an after-tax non-cash deferred compensation credit of $575 in the nine months ended September 30, 2001. For the three-month and nine-month periods ended September 30, 2000, there is an after-tax non-cash deferred compensation credit of $102, and an after-tax expense of $619, respectively.

See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Dollars in thousands)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                      2001             2000
                                                                                   --------          --------
Cash Flows from Operating Activities:
      Net income .........................................................         $  2,689          $  4,310
      Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization .................................            2,566             2,101
           Non-cash deferred compensation ................................             (575)              648
           Deferred income taxes .........................................             (231)              264
           Other .........................................................               24                43
       Changes in operating assets and liabilities net of assets acquired:
           Contract receivables ..........................................            2,749               284
           Inventories ...................................................             (923)             (567)
           Prepayments and other .........................................               56               124
           Accounts payable ..............................................            2,911             2,941
           Accrued expenses and other ....................................            3,496             4,230
                                                                                   --------          --------
               Net cash provided by operating activities .................           12,762            14,378
                                                                                   --------          --------

Cash Flows from Investing Activities:
      Additions to property, plant and equipment .........................           (2,423)           (1,840)
      Other ..............................................................              (15)             (176)
                                                                                   --------          --------
               Net cash used in investing activities .....................           (2,438)           (2,016)
                                                                                   --------          --------

Cash Flows from Financing Activities:
      Repayment of long term debt ........................................           (1,293)           (5,632)
      Proceeds on exercise of stock options ..............................             --                  20
      Proceeds on issuance of shares .....................................              530               570
      Purchase of treasury shares ........................................           (2,315)             --
                                                                                   --------          --------
              Net cash used in financing activities ......................           (3,078)           (5,042)
                                                                                   --------          --------

Net increase in cash and cash equivalents ................................            7,246             7,320

Cash and Cash Equivalents:
  Beginning of period ....................................................              422               533
                                                                                   --------          --------
  End of period ..........................................................         $  7,668          $  7,853
                                                                                   ========          ========

Supplemental Cash Flow Information:
           Interest paid .................................................         $    147          $    180
                                                                                   ========          ========
           Income taxes paid .............................................         $    599          $  1,396
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

(2)        INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                The accompanying condensed consolidated balance sheet as of September 30, 2001 and statements of income and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, these interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2000 and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these interim unaudited condensed consolidated financial statements are also unaudited. The unaudited condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Financial statements should be read in conjunction with the audited financial statements included in the annual report on Form 10-K.

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

                                         THREE-MONTHS ENDED NINE-MONTHS ENDED
                                       SEPTEMBER 30,             SEPTEMBER 30,

                                   2001          2000          2001          2000
                                  ------       -------      --------        ------
                                      (UNAUDITED)                 (UNAUDITED)
Numerator
 Net income available
  to common shareholders         $1,681         $3,216         $2,689         $4,310
                                 ======         ======         ======         ======

Denominator
 Weighted average common
  shares outstanding              4,213          3,599          4,224          3,562

 Dilutive effect of
  stock options                     112            626            111            626
                                 ------         ------         ------         ------

Denominator for net
 Income per
 diluted share                    4,325          4,225          4,335          4,188
                                 ======         ======         ======         ======

           Earnings per share:

              Basic                                    $0.40       $0.89        $0.64       $1.21
                                                     =======    ========     ========    ========

              Diluted                                  $0.39       $0.76        $0.62       $1.03
                                                     =======    ========     ========    =========


(4)          STOCK DIVIDENDS

                On May 4, 2001, the Board of Directors authorized a 10% stock dividend to be distributed on or about May 30, 2001 to shareholders of record on May 16, 2001. The unaudited condensed consolidated financial statements have been retroactively restated to reflect the number of shares outstanding following the dividend.

                On October 25, 2001, the Board of Directors authorized a 10%
             stock dividend to be distributed on or about November 30, 2001 to shareholders of record on November 16, 2001. The consolidated financial statements have not been retroactively restated to reflect the number of shares outstanding following this dividend.

(5)          DEBT

                On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or Libor rates. In addition a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of September 30, 2001, there were no outstanding borrowings under the Credit Facility and the available borrowings were $14.5 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

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

                At September 30, 2001, the Company has unamortized goodwill in the amount of $26,461,000, which will be subject to the transition provisions of Statement No. 142. Amortization expense related to goodwill was $552,000 and $549,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting statement No. 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

                In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets. This Statement, which supersedes Statement No. 121, Accounting for the Impairment of Long-Lived assets and Long-Lived Assets to be Disposed Of, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at lower of their fair values or carrying amounts and depreciation is no longer recognized. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact that Statement No. 144 will have on its consolidated financial position, results of operations or cash flows.

   INDEPENDENT ACCOUNTANTS' REPORT

   To the Board of Directors and Shareholders of Anthony & Sylvan Pools Corporation and subsidiaries:


   We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and subsidiaries (the "Company") as of September 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

   October 25, 2001

 ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


               THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue of $57.1 million for the three-months ended September 30, 2001 decreased 9.6% from $63.2 million for the same period in 2000. The decrease was attributable to a decline in unit production as a result of weaker demand patterns and consumer confidence levels partially offset by increases in average selling prices compared with a year earlier.

Gross profit decreased $2.3 million to $15.9 million in 2001 from $18.2 million in 2000, partly as a result of the decrease in net sales. Gross profit, as a percentage of sales for the three months, decreased from 28.7% of net sales to 27.8% as a result of spreading higher fixed construction expenses over a lower revenue base.

Operating expenses, consisting of selling and administrative expenses, decreased slightly from $13.4 million in 2000 to $13.2 million in 2001. As a percentage of sales, operating expenses were higher at 23.1% in 2001 compared with 21.1% in 2000 as a result of the lower revenues.

The effective tax rate increased from 34.1% in 2000 to 37.3% in 2001 as a result of the impact of non-cash deferred compensation, which is not included for tax purposes, and higher effective state income taxes.

As a result of the above items, net income for the three-month period decreased from $3.2 million in 2000 to $1.7 million in 2001. Net income per diluted share decreased $0.37 per share to $0.39 in 2001. On a pro-forma basis, excluding the impact of non-cash deferred compensation, net income and earnings per share for the three-month period ended September 30, 2001 are the same as the reported income and earnings per share, with net income decreasing 46.0% over last year's pro-forma net income of $3.1 million, and diluted earnings per share decreasing 47.3% over pro-forma diluted earnings per share of $0.74 for the same period last year.

               NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales of $151.9 million for the nine-months ended September 30, 2001 decreased 5.5% from $160.8 million for the same period in fiscal 2000. The decrease was primarily attributable to a decrease in unit production partially offset by increases in average selling prices.

Gross profit decreased $2.6 million to $42.5 million in 2001 from $45.1 million in 2000 as a result of the decrease in net sales. Gross profit as a percentage of sales for both periods was 28.0%.

Operating expenses, consisting of selling and administrative expenses increased $0.4 million to $38.4 million in 2001 from $38.0 million in 2000. As a percentage of sales, operating expenses increased from 23.6% in 2000 to 25.3% in 2001. The percentage of sales increase was attributable to a combination of the reduction in sales and higher administrative expenses related to the costs associated with improvements that have been made in the Company's infrastructure and operating methods. Operating expenses in 2000 include $0.6 million of non-cash deferred compensation expense related to the Company's long-term incentive plan compared with a credit of $0.6 million in 2001.

The effective tax rate decreased from 38.9% in 2000 to 31.6% in 2001, primarily as a result of the decrease in non-cash deferred compensation related to the Company's long-term incentive plan. This item is not included for tax purposes.

As a result of the above net income for the nine-month period decreased $1.6 million to $2.7 million in 2001. Net income per diluted share, decreased $0.41 per share to $0.62. On a pro-forma basis, excluding the impact of non-cash deferred compensation, pro-forma net income of $2.1 million, or $0.49 per share for the nine months ended September 30, 2001, compares with pro-forma net income of $4.9 million, or $1.18 per share, for the same period last year.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $12.8 million for the nine months ended September 30, 2001 compared with $14.4 million in 2000. The decrease was primarily attributable to lower net income. Cash used in investing activities increased from $2.0 million in the prior year to $2.4 million in the current year primarily as a result of the Company's investment in computers and related software.

The excess of cash from operating activities over cash used in investing activities of $10.3 million was used to acquire $2.3 million of treasury shares under the Company's share buyback program, repay long-term debt of $1.3 million and increase cash balances.

On August 10, 1999, the Company entered into a $35 million revolving credit facility ("Credit Facility") with a group of banks. The Credit Facility, secured by the assets of the Company, matures August 10, 2002 and may be extended in one-year increments with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or Libor rates. In addition, a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of September 30, 2001, there were no outstanding borrowings under the Credit Facility and the available borrowings were $14.5 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

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

The Company is exposed to cash flow risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and interest rate calculations on long-term debt at September 30, 2001 is included in the Unaudited Condensed Consolidated Financial Statements.

The Company's financial results have been impacted by fluctuations in its stock price, as a portion of the Company's Long-Term Incentive Plan was treated as a variable versus a fixed stock option award plan. The plan was amended in April 2001, resulting in the Company no longer accounting for any portion of the plan as a variable plan.

                           CYCLICALITY AND SEASONALITY

The Company believes that the swimming pool leisure industry is strongly influenced by general economic conditions and consumer spending and as such tends to experience periods of decline during economic downturns. Since the majority of the Company's swimming pool installation purchases are financed, pool sales are particularly sensitive to interest rate fluctuations and the availability of credit. A sustained period of high interest rates could result in declining sales, which could have a material adverse effect on The Company's financial condition and results of operations.

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

At September 30, 2001, the Company has unamortized goodwill in the amount of $26,461,000, which will be subject to the transition provisions of Statement No.
142. Amortization expense related to goodwill was $552,000 and $549,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting statement No. 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets. This Statement, which supersedes Statement No. 121, Accounting for the Impairment of Long-Lived assets and Long-Lived Assets to be Disposed Of, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at lower of their fair values or carrying amounts and depreciation is no longer recognized. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact that Statement No. 144 will have on its consolidated financial position, results of operations or cash flows.

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

                                     Anthony & Sylvan Pools Corporation
                                     (Registrant)




                                     /s/ Stuart D. Neidus
                                     ----------------------------------------
                                     STUART D. NEIDUS
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)




                                     /s/ William J. Evanson
                                     -----------------------------------------
                                     WILLIAM J. EVANSON
                                     Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Accounting Officer)

Date:  November 13, 2001