Form 10-K405
period 2001-12-31
ANTHONY & SYLVAN POOLS CORP
filed 2002-03-29
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

Form 10-K                       Commission File No. 000-26991
---------

     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
[X]  EXCHANGE ACT OF 1934 (Fee Required)
              For the fiscal year ended December 31, 2001
                                        ------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
          For the transition period from _________________ to

                       Anthony & Sylvan Pools Corporation
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Ohio                                   31-1522456
-----------------------------             ----------------------
(State of Incorporation)                     (I.R.S. Employer
                                            Identification No.)

 6690 Beta Drive, Mayfield Village, Ohio                 44143
-----------------------------------------             ----------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code     (440) 720-3301
                                                     ----------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

   Title of Each Class        Name of Each Exchange on which Registered
  -----------------------     -----------------------------------------
Common Shares, No Par Value   The Company's common stock trades on the
                              Nasdaq SmallCap Stock Market under the symbol:SWIM

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's Common Shares held by non-affiliates of the Registrant on March 20, 2002 was $15,318,297

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

           Class                       Outstanding at March 20, 2002
---------------------------            -----------------------------
Common Shares, no par value                         4,746,211 Shares
                                                   -----------------

Portions of the following documents are incorporated by reference:

(1) 2001 Annual Report to Shareholders                         Part II

(2) Definitive Proxy Statement for the Annual Meeting
     of Shareholders to be held May 1, 2002                    Part III

                      ANTHONY AND SYLVAN POOLS CORPORATION
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


Begins                                     PART I                                 On
                                                                                 Page
                                                                                 ----
Item 1.           Business.....................................................   3

Item 2.           Properties...................................................   5

Item 3.           Legal Proceedings............................................   5

Item 4.           Submission of Matters to a Vote of Security Holders .........   5

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Shareholders' Matters........................................   6

Item 6.           Selected Financial Data......................................   6

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................   6

Item 7A.          Quantitative and qualitative disclosures about market risk..... 6

Item 8.           Financial Statements and Supplementary Data..................   7

Item 9.           Disagreements on Accounting and Financial Disclosure.........   7

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant...........   8

Item 11.          Executive Compensation.......................................   9

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management...................................................   9

Item 13.          Certain Relationships and Related Transactions...............   9

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.....................................................  10

                                     PART I

Item 1.           Business
-------           --------

(a) GENERAL DEVELOPMENT OF BUSINESS

         Anthony and Sylvan Pools Corporation ("The Company") was formed in 1997 to acquire the assets and business of a predecessor corporation. That predecessor corporation was the successor to the pool installation businesses of Pennsylvania-based Sylvan Pools and California-based Anthony Pools. Sylvan Pools was founded by Herman Silverman in 1946 and grew to become the leading pool installer in the Northeast, with operations stretching out to the Southeast, Texas and Nevada. Anthony Pools was founded by Phil Anthony in 1947 and eventually established itself as one of the largest pool companies in the United States. In 1996, the parent Company of Sylvan Pools purchased Anthony Pools and combined the two businesses under the name "Anthony & Sylvan." Anthony & Sylvan has built approximately 350,000 pools in its history.

         The Company operates in the leisure industry, offering in-ground residential swimming pools, spas and related products in the United States with a network of 50 sales offices serving 31 geographic markets in 16 states. The majority of the Company's swimming pools range in price from $15,000 to $50,000. Historically, its sales have been seasonally strongest in the second and third quarters, the peak period for swimming pool installation and use, and weakest in the first and fourth quarters. The Company built approximately 5,000 pools (using an "equivalent unit" basis) in 2001. In addition to designing and offering residential swimming pools, spas and related products, the Company:
        -        Provides pool modernization services in selected markets; and
        - Operates 22 retail stores that sell spa and swimming pool related products, such as chemicals, replacement parts, accessories, equipment and inflatables; and
        - Operates, in limited markets, field service centers that offer post-installation services such as swimming pool openings and weekly maintenance, as well as replacement parts, equipment and accessories.

(b) SWIMMING POOL SALES AND INSTALLATION INDUSTRY

         The Company estimates that the installation of residential in-ground swimming pools is a $3-4 billion per year industry in the United States. According to the latest data published by the National Spa & Pool Institute, the number of residential in-ground pools installed annually in the United States approximated 172,000 in 1998. The percentage of residential in-ground swimming pools installed using formative structures made of concrete, vinyl liners and pre-molded fiberglass in 1998 represented 68.8%, 28.8% and 2.6%, respectively, of total residential in-ground swimming pools installed. While other sectors of the residential in-ground swimming pool business, such as manufacturing, distribution and retailing of pool products and equipment, have undergone significant consolidation in recent years, the sales and installation industry has remained highly fragmented.

(c) SALES AND MARKETING

         The Company sells its products to a large number of customers, primarily residential homeowners and homebuilders. A dedicated sales force of approximately 170 employees who have responsibility for developing and maintaining customer relationships conducts its principal sales activities. Sales visits are conducted in the customer's home or at an Anthony & Sylvan sales office near the customer's home. The introduction of the laptop computer as a selling tool in recent years has significantly enhanced the quality and professionalism of the Company's sales presentations and reinforced its image as an expert in the swimming pool industry. As a service to its customers, the Company maintains relationships with lenders that provide financing to its customers.

         The Company does most of its advertising in local newspapers and Yellow Pages. It also advertises, to a lesser extent, through radio, television, billboards and direct mail and has attracted buyers as a result of referrals from previous customers and realtors, among others. The Company also operates an Internet site - www.anthonysylvan.com which is attracting an increasing number of customers each year.

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

(f) BACKLOG

         As of December 31, 2001, the Company had approximately $32,000,000 of contracts for swimming pool installations that had not been started and $21,000,000 of remaining revenue to be recognized on contracts currently under installation. The Company believes, based on past experience, that the majority of the December 31, 2001 backlog will be completed in 2002.

(g) EMPLOYEES

         At February 28, 2002, the Company employed approximately 580 persons, on a full-time basis of which approximately 100 were management personnel. At February 28, 2001, the Company employed approximately 640 employees. During the peak swimming pool sales and installation season the Company will employ additional operations personnel who will primarily be involved in the installation of swimming pools.

         No employees are covered by collective bargaining agreements and the Company believes it has satisfactory relations with its employees.

Item 2.  PROPERTIES

The Company currently operates 50 sales offices, 22 retail stores and a small number of field service centers. In addition it has a number of warehouses at which it stores inventory used in pool installations. Its executive offices are located in Mayfield Village, Ohio. The Company believes that no single property is material to its operations and that alternate sites are presently available at market rates.

Item 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation and proceedings arising in the ordinary course of business. Although the outcome of litigation and claims is uncertain, the Company does not believe that there are any pending proceedings which could be expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

The Company's Common Shares are listed on the NASDAQ SmallCap Stock Market under the symbol SWIM. At March 20, 2002 4,746,211 outstanding common shares were held by 252 shareholders of record. There were no cash dividends declared or paid for the year ended December 31, 2001, as the Company's policy is to retain earnings and cash for future expansion of the business. For information on the market price range see page 20 of Anthony & Sylvan Pools 2001 Annual Report to Shareholders incorporated herein by reference to Exhibit 13 of this filing [2001 Annual Report to Shareholders].


Item 6.  SELECTED FINANCIAL DATA

Information with respect to selected financial data for each of the last five fiscal years contained on page 20 of Anthony & Sylvan Pools 2001 Annual Report to Shareholders is incorporated herein by reference to Exhibit 13 of this filing [2001 Annual Report to Shareholders].


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations contained on pages 18 through 19 of Anthony & Sylvan Pools 2001 Annual Report to Shareholders is incorporated herein by reference to Exhibit 13 of this filing [2001 Annual Report to Shareholders].


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

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and interest rates on long-term debt at December 31, 2001 is included included in Note 5 of the Consolidated Financial Statements on page 14 of Anthony & Sylvan Pools 2001 Annual Report to Shareholders incorporated herein by reference to Exhibit 13 of this filing [2001 Annual Report to Shareholders].

Prior to an amendment of a portion of the Company's Long-Term Incentive Plan on April 1, 2001, the Company's financial results were impacted by fluctuations in its stock price, as a portion of the Plan was being treated as a variable versus a fixed stock, option or award plan. As a result of the amendment, the Company no longer accounts for any portion of the Long-Term Incentive Plan as a variable plan.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes of Anthony & Sylvan Pools contained on pages 9 through 16, inclusive, of Anthony & Sylvan Pools 2001 Annual Report to Shareholders, together with the report of Independent Public Accountants relating thereto contained on page 17 thereof, and the unaudited quarterly financial data under the heading "Quarterly Financial Information" on page 20 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [2001 Annual Report to Shareholders].


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 4, 2001, Deloite & Touche LLP ("D&T"), the Company's Certifying Accountant for the 1999 and 2000 fiscal years, was dismissed and KPMG LLP ("KPMG") was engaged to serve as the Company's new Certifying Accountant. The Company's Audit Committee and Board of Directors participated in and approved the decision relating to the dismissal of D&T and the retention of KPMG.

The reports of D&T on the Company's financial statements for each of the two fiscal years ending December 31, 2000 and December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion, nor were such opinions qualified or modified as to uncertainty, audit scope or accounting principles.

For each of the two fiscal years ending December 31, 2000 and December 31, 1999, and through June 8, 2001, the day in which a Form 8-K was filed with the Securities and Exchange Commission ("SEC") announcing the change in Certifying Accountants, there were no disagreements with D&T, except for a disagreement in March 2001 related to accounting for the Registrant's Long-Term Incentive Plan the "Plan"). The Plan was adopted in the fall of 1999, and at that time it was believed that the Plan's design did not require variable accounting treatment. The Company's Board of Directors and Audit Committee discussed the subject matter of the disagreement with D&T. The Company restated its previously issued results for 2000 to address the matter and reflect variable accounting for the Plan. As a result, D&T indicated that this disagreement was satisfactorily resolved.

During the Company's two fiscal years ended December 31, 2000 and December 31, 1999 and the interim period prior to engaging KPMG, the Company did not consult with KPMG with respect to any of the matters described in Item 304(a)(2)(i) or
(ii) of Regulation S-K. The Company authorized D&T to respond fully to any inquiries of KPMG concerning the subject matter of the disagreement. The Company also requested that D&T furnish a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of the D&T letter was filed with the Form 8-K that was filed with the SEC on June 8, 2001.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) IDENTIFICATION OF Directors

         The identity of directors including age, business experience, positions held and other relevant information is contained in the Company's Proxy Statement dated March 29, 2002; (filed with the Commission pursuant to Regulation 14A) under the headings NOMINEES AND DIRECTORS, on pages 2 and 3 and DIRECTORS' COMMITTEES, MEETINGS AND FEES on page 3 is incorporated herein by this reference.

         (b) IDENTIFICATION OF EXECUTIVE OFFICERS

         The persons named below are the executive officers of the Company at the date hereof.

         Name                      Age        Position
         ----                      ---        --------

         Stuart D. Neidus           51        Chairman and Chief Executive
                                              Officer, Director

         Howard P. Wertman          57        President

         Richard M. Kelso           53        Executive Vice President
                                              and Chief Operating Officer

         William J. Evanson         51        Executive Vice President
                                              and Chief Financial Officer

         Martin J. Degnan           56        Vice President, Secretary and
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

         Richard M. Kelso has served as Executive Vice President and Chief Operating Officer of Anthony & Sylvan Pools since 1996. He previously served as Vice President of Anthony Pools from 1989 to 1996. Mr. Kelso's career in the swimming pool industry includes 26 years in management positions, including the position of General Manager of the Washington, D.C. division of Anthony Pools.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to compensation of executive officers and directors is contained in the Company's Proxy Statement dated March 29, 2002 under the headings DIRECTORS' COMMITTEES, MEETINGS AND FEES on page 3, and EXECUTIVE COMPENSATION on pages 4 through 6, incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement dated March 29, 2002 under the heading BENEFICIAL OWNERSHIP OF SHARES appearing on pages 10 and 11, incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to related transactions is included in the Company's Proxy Statement dated March 29, 2002 under the headings REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION on page 7 and BENEFICIAL OWNERSHIP OF SHARES on pages 10 and 11 and CERTAIN TRANSACTIONS on page 11, incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  DOCUMENTS FILED AS PART OF THIS REPORT:

         (1) The following consolidated financial statements of Anthony & Sylvan Pools Corporation and Subsidiary, together with the independent auditors' report relating thereto, contained on pages 9 through 17, inclusive of Anthony & Sylvan's 2001 Annual Report to its shareholders, and the unaudited quarterly financial data set forth under the heading "Quarterly Financial Information" on page 20 of such Annual Report, are incorporated herein by reference to Exhibit 13 of this filing [2001 Annual Report to Shareholders].


         Consolidated Balance Sheets at December 31, 2001 and 2000

         Consolidated Statements of Income for the years ended
           December 31, 2001, 2000 and 1999

         Consolidated Statements of Shareholders' Equity for the years ended
           December 31, 2001, 2000 and 1999

         Consolidated Statement of Cash Flows for the years ended December 31,
           2001, 2000 and 1999

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

         Quarterly Financial Information (unaudited)


         (2) Financial statement schedules

         SCHEDULE II               VALUATION AND QUALIFYING ACCOUNTS

         DESCRIPTION
         -----------

         ALLOWANCE FOR      BEGINNING                                    ENDING
         DOUBTFUL ACCOUNTS   BALANCE  EXPENSE  WRITE-OFFS  ACQUISITIONS  BALANCE
         -----------------   -------  -------  ----------  ------------  -------

         For the year ended
          December 31, 2001    $  720   $  445   $    495    $    10      $  680

         For the year ended
          December 31, 2000    $1,191   $  306   $    777    $     -      $  720

         For the year ended
          December 31, 1999    $1,085   $1,217   $  1,200    $    89      $1,191

         (3) Exhibits Required to be Filed by Item 601 of Regulation S-K

Current Form 10-K       Document/Data
Exhibit Number          Required
--------------          --------

     3.1 Form of Amended and Restated Articles of Incorporation of Anthony & Sylvan Pools (Reference is made to Exhibit
                        3.1 to the report on form 10-Q for the quarter ended June 30, 1999, herein incorporated by reference)

     3.2 Form of Amended and Restated Regulations of Anthony & Sylvan Pools (Reference is made to Exhibit 3.4 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

     4.1 Articles of Incorporation and Regulations of Anthony & Sylvan Pools defining the rights of holders of Anthony & Sylvan common shares (Reference is made to Exhibit 3.1 and 3.2 on the form 10-k for the year ended December 31, 2000, herein incorporated by reference)

     10.1               1999 Long-Term Incentive Plan. (Reference is made to
                        Exhibit 10.1 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

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

Current Form 10-K       Document/Data
Exhibit Number          Required
--------------          --------

     10.5 Employment Agreement - Richard M. Kelso, Executive Vice President and Chief Operating Officer. (Reference is made to Exhibit 10.4 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

     10.6 Employment Agreement - William J. Evanson, Executive Vice President and Chief Financial Officer. (Reference is made to Exhibit 10.6 on the form 10-k for the year ended December 31, 2000, herein incorporated by reference)

     10.7 Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions - National City Bank, Huntington National Bank and Firstar Bank, N.A. dated July 8, 1999 (Reference is made to Exhibit 10.10 to the report on form 10-Q for the quarter ended June 30, 1999, which exhibit is herein incorporated by reference)

     10.8 Amendment # 1 to the Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions - National City Bank, Huntington National Bank and Firstar Bank, N.A. dated December 20, 1999 (Reference is made to
                        Exhibit 10.1 to the report on form 10-Q for the quarter ended June 30, 2001, which exhibit is herein incorporated by reference)

     10.9 Amendment # 2 to the Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions - National City Bank, Huntington National Bank and Firstar Bank, N.A. dated May 4, 2001 (Reference is made to
                        Exhibit 10.2 to the report on form 10-Q for the quarter ended June 30, 2001, which exhibit is herein incorporated by reference)

     10.10 Amendment # 3 to the Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions - National City Bank, Huntington National Bank and Firstar Bank, N.A. dated December 31, 2001

     10.11 Assignment Agreement dated February 8, 2002 between Huntington National Bank (the "Assignor") and LaSalle Bank National Association (the "Assignee") with respect to the Credit Agreement among Anthony & Sylvan Pools Corporation and the lenders from time to time party thereto, and National City Bank, as Administrative Agent.

Current Form 10-K       Document/Data
Exhibit Number          Required
--------------          --------

     10.12              Independent Auditor's Report

     10.13              2001 Long-Term Incentive Plan

     13                 2001 Annual Report to Shareholders.




     (b) There were no reports filed on Form 8-K during the last quarter of the fiscal year covered by this report.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Anthony & Sylvan Pools Corporation



                                   By STUART D. NEIDUS
                                      ---------------------------
                                      Stuart D. Neidus
                                      Chairman and
                                      Chief Executive Officer


March 29, 2002

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

ROGER D. BLACKWELL                   Director
------------------
Roger Blackwell






MARY ANN JORGENSON                   Director
------------------
Mary Ann Jorgenson






THOMAS B. WALDIN                     Director
----------------
Thomas B. Waldin




Date: March 29, 2002