Form 10-Q
period 2002-03-31
ANTHONY & SYLVAN POOLS CORP
filed 2002-05-13
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Form 10-Q
---------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       March 31, 2002
                                        --------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT Of 1934

         For the transition period from                 to
                                        --------------      -------------

Commission File Number        000-26991
                        ---------------------

                       Anthony & Sylvan Pools Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                           31-1522456
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

6690 Beta Drive, Mayfield Village, Ohio                      44143
----------------------------------------         -------------------------------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (440) 720-3301
                                                          --------------

Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No       N/A
                                             ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


            Class                                  Outstanding at May 10, 2002
-------------------------------                  -------------------------------

  Common Shares, no par value                           4,409,042 Shares

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                      Sequential
                                                                       Page No.
                                                                      ----------
Part I - Financial Information

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                March 31, 2002 and December 31, 2001...........................3
              Unaudited Condensed Consolidated Statements of Operations-
                Three Months Ended March 31, 2002 and 2001.....................4
              Unaudited Condensed Consolidated Statements of Cash Flows-
                Three Months Ended March 31, 2002 and 2001.....................5
              Notes to Unaudited Condensed Consolidated
                Financial Statements.........................................6-8
              Independent Accountants' Review Report...........................9
     Item 2.  Management's Discussion and Analysis.........................10-12

Part II - Other Information

     Item 1.  Legal Proceedings...............................................13

     Item 2.  Changes in Securities...........................................13

     Item 4.  Submission of Matters to a Vote of Security
                Holders.......................................................13


     Item 6.  Exhibits and Reports on Form 8-K................................13

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                  March 31,         December 31,
                                                    2002                2001
                                                 ----------         ------------
ASSETS                                           (unaudited)          (audited)
------

Current Assets:
       Cash and cash equivalents..............    $  1,268             $    351
       Contract receivable, net ..............       6,983               16,897
       Inventories, net ......................       8,913                5,799
       Prepayments and other .................       1,795                2,346
       Deferred income taxes..................       4,002                2,037
                                                 ----------         ------------
          Total current assets................      22,961               27,430

Property, Plant and Equipment, net............       9,108                9,307
Goodwill, net.................................      26,276               26,276
Deferred Income Taxes.........................         146                  146
Other ........................................       3,063                2,839
                                                 ----------         ------------
                                                  $ 61,554             $ 65,998
                                                 ==========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
       Current maturities of long-term debt...    $      -             $      5
       Accounts payable.......................      10,244                7,383
       Accrued expenses.......................      16,194               13,029
       Accrued income taxes...................          67                   67
                                                 ----------         ------------
          Total current liabilities                 26,505               20,484

Long-term Debt ...............................           -                7,550
Other Long-term Liabilities...................       2,366                2,335

Commitments and Contingencies.................           -                    -

Shareholders' Equity:
       Serial preferred shares no par value,
          1,000,000 shares authorized,
          none issued                                    -                    -
       Common shares no par value,
          29,000,000 shares authorized,
          4,753,489 shares issued and 4,746,211
          outstanding at March 31, 2002 and
          4,665,961 shares issued and
          4,665,661 shares outstanding at
          December 31, 2001...................      40,899               40,305
       Unearned stock compensation............        (528)                   -
       Treasury shares or equivalents,
          982,642 and 975,664 shares,
          respectively                              (5,645)              (5,592)
       Retained earnings......................      (2,043)                 916
                                                 ----------         ------------
          Total shareholders' equity..........      32,683               35,629
                                                 ----------         ------------
                                                  $ 61,554             $ 65,998
                                                 ==========         ============

See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                        (In thousands, except share data)


                                              Three Months Ended
                                                  March 31,
                                               2002        2001
                                             --------    --------

Net sales...........................         $ 28,293    $ 26,089

Cost of sales.......................           22,383      21,099
                                             --------    --------

  Gross profit......................            5,910       4,990

Operating expenses(a)...............           10,522      10,121
                                             --------    --------

  (Loss) from operations............           (4,612)     (5,131)

Interest and other expense..........              122         146
                                             --------    --------

  (Loss) before income taxes........           (4,734)     (5,277)

(Benefit) for income taxes..........           (1,775)     (2,101)
                                             --------    --------

  Net (loss)........................         $ (2,959)   $ (3,176)
                                             ========    ========


  (Loss) per share:

  Basic                                      $   (.63)   $   (.68)
                                             ========    ========

  Diluted                                    $   (.63)   $   (.68)
                                             ========    ========

Average shares outstanding:

  Basic                                         4,668       4,643
                                             ========    ========

  Diluted                                       4,668       4,643
                                             ========    ========



(a) Includes a non-cash deferred compensation credit of $575 and goodwill amortization expense of $184 in the quarter ended March 31, 2001.


See notes to unaudited condensed consolidated financial statements.

                  ANTHONY & SYLVAN CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (Dollars in thousands)

                                                             Three Months Ended
                                                                 March 31,
                                                              2002        2001
                                                            --------    --------
Cash Flows from Operating Activities:
      Net loss........................................      $ (2,959)   $(3,176)
      Adjustments to reconcile net loss to net cash
       provided by operating activities:
           Depreciation and amortization..............           714        820
           Deferred income taxes......................        (1,965)    (2,091)
           Non-cash deferred compensation.............             -       (575)
           Other......................................          (155)         -
      Changes in operating assets and liabilities
       net of assets acquired
           Contract receivables.......................         9,914      4,311
           Inventories................................        (3,114)    (2,236)
           Prepayments and other......................           551       (357)
           Accounts payable...........................         2,861      1,490
           Accrued expenses and other.................         3,165      4,444
                                                            --------    --------
               Net cash provided by operating activities.      9,012      2,630
                                                            --------    --------
Cash Flows from Investing Activities:
      Additions to property, plant and equipment......          (521)    (1,532)
      Other...........................................             -       (135)
                                                            --------    --------
               Net cash used in investing activities..          (521)    (1,667)
                                                            --------    --------
Cash Flows from Financing Activities:
      Proceeds from/(repayment of) long-term debt.....        (7,555)     1,080
      Proceeds from sale of shares....................             -        250
      Proceeds from option exercise...................            34          -
      Purchase of treasury shares.....................           (53)    (2,000)
                                                            --------    --------
               Net cash used in financing activities..        (7,574)      (670)
                                                            --------    --------
Net increase in cash and cash equivalents.............           917        293

Cash and Cash Equivalents:
  Beginning of period.................................           351        422
                                                            --------    --------
  End of period.......................................      $  1,268    $   715
                                                            ========    ========
Supplemental Cash Flow Information:
           Interest paid..............................      $     94    $    88
                                                            ========    ========
           Income taxes (refunded)/paid...............      $   (399)   $   525
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

(2)        INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                The accompanying condensed consolidated balance sheet as of March 31, 2002 and statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, these interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2001 and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these interim unaudited condensed consolidated financial statements are also unaudited. The unaudited condensed consolidated statements of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Financial statements should be read in conjunction with the audited financial statements included in the annual report on Form 10-K.

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

                                                            THREE-MONTHS ENDED
                                                                 MARCH 31,
                                                              2002       2001
                                                            --------   -------
                                                               (unaudited)

           Numerator:
            Net (loss)                                      $ (2,959)  $ (3,176)
                                                            ========   ========

           Denominator:
            Weighted average common
             shares outstanding                                4,668      4,643
            Dilutive effect of
             stock options (a)                                     -          -
                                                            --------   --------

           Denominator for net
            (loss) per diluted share                           4,668      4,643
                                                            ========   ========
           Net (loss) per share:
            Basic                                           $   (.63)  $   (.68)
                                                            ========   ========
            Diluted                                         $   (.63)  $   (.68)
                                                            ========   ========


           (a) Due to the net loss reported in both periods, the share base used in calculating net (loss) per diluted share does not include the effect of common share equivalents, as its effect would be anti-dilutive.

(4)        DEBT

                The Company has a $35 million revolving credit facility ("Credit Facility") with a group of banks secured by the assets of the Company. On December 31, 2001 the Credit Facility was amended to extend the maturity date of the agreement to August 10, 2004. It may be extended in one-year increments after that with the approval of the bank group. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or Libor rates. In addition a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. The amended agreement provides for a seasonal increase in borrowings during the first quarter of the year. Total available borrowing capacity under the Credit facility at March 31, 2002 is $11.3 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

(5)        LITIGATION

                Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(6)        NEW ACCOUNTING STANDARDS

                The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Upon adoption, the Company ceased to amortize $26.3 million of goodwill. It had recorded $184,000 of amortization of goodwill in the first quarter of 2001 and would have recorded a similar amount of amortization in 2002. Excluding any goodwill amortization in the first quarter of 2001 would have reduced the reported net loss to $(2,992,000), or $(.64) per share.

                In lieu of amortization, the Company was required to perform an initial impairment review of goodwill before June 30, 2002. This initial impairment review was completed during the first quarter of 2002. Based on the results of the review, management does not believe any impairment of goodwill exists.

                On January 1, 2002, the Company adopted Statement No. 144, "Accounting for the Impairment of Long-Lived Assets." This Statement which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The adoption of Statement No. 144 did not have a significant impact on the consolidated financial position, results of operations or cash flows of the Company.

(7)        SUBSEQUENT EVENTS

                On May 1, 2002, the Board of Directors authorized a 10% stock dividend to be distributed on or about May 30, 2002 to shareholders of record on May 16, 2002. The consolidated financial statements have not been restated to reflect the number of shares outstanding following the dividend.

                On May 8, 2002, the Company purchased, in a private transaction, a block of approximately 337,000 common shares of its stock for approximately $2.4 million.

   INDEPENDENT ACCOUNTANTS' REVIEW REPORT


   To the Board of Directors and Shareholders,
   Anthony & Sylvan Pools Corporation:


   We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and Subsidiaries (the Company) as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

   Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

   We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Anthony & Sylvan Pools Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

   As discussed in Note 6 to the condensed consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.



   KPMG LLP

   April 23, 2002, except for Note 7, as
   to which the date is May 8, 2002

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION Revenue from pool installation contracts is recognized on the percentage-of-completion accounting method based on the proportion of total costs incurred during the various phases of installation as a percentage of total estimated contract costs. Revisions in cost and revenue estimates are reflected in the period in which the facts requiring such revisions become known. Provision is made currently for estimated losses on uncompleted installations. The majority of the Company's contracts call for progress payments to be made while completing individual phases of the installation until the final phases of installation, at which time the remaining portion is recognized as a contract receivable. Progress payments in excess of revenue recognized are classified as billings in excess of costs and estimated earnings on uncompleted contracts, and are included in accrued expenses. Unbilled contract receivables are not material at any point in time. Contract costs include direct material, labor, subcontract costs and overheads. Selling and administrative expenses are charged to income as incurred.

WARRANTY The Company accrues an estimate of warranty claims using regression analysis formulas and estimates of the aggregate liability for claims based on the Company's historical experience. The portion of claims the Company estimates will not be paid within one year is included in other long-term liabilities.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS
ENDED MARCH 31, 2001

Net sales of $28.3 million for the three-months ended March 31, 2002 increased 8.4% from $26.1 million for the same period in fiscal 2001. The increase was primarily attributable to increases in average selling prices combined with increases in production as a result of winter weather conditions that were somewhat milder than the previous year in the Company's Northeast markets.

Gross profit increased to $5.9 million in 2002 from $5.0 million in 2001 as a result of the increase in net sales and an increase in gross profit margins. Gross profit, as a percentage of sales, for the three months increased from 19.1% of net sales to 20.9%, primarily as a result of higher average selling prices and increased production volume.

Operating expenses, consisting of selling and administrative expenses, increased by $0.4 million to $10.5 million in 2002 from $10.1 million in 2000. The increase was primarily attributable to the inclusion in 2001 of a $0.6 million credit for non-cash deferred compensation related to the Company's long-term incentive plan which was accounted for as a variable plan and the elimination of amortization of goodwill in 2002, as the Company adopted SFAS 142, "Goodwill and Other Intangible Assets," which would have increased operating expenses by approximately $.2 million in the quarter ended March 31, 2002. Thus, on a pro forma basis, operating expenses for the three months ended March 31, 2002 were flat with the prior year's first quarter operating expenses. Had the Company adopted SFAS 142 in 2001 and not recorded any goodwill amortization in the first quarter of 2001, the reported net loss for that quarter would have been $(2,992,000), or $(.64) per share.

The Company's effective tax rate decreased from 39.8% in 2001 to 37.5% in 2002. The higher rate in 2001 was the result of the $0.6 million credit for non-cash deferred compensation related to the Company's long-term incentive plan which was not included for tax purposes.

Primarily as a result of the above items, the reported net loss for the three month period decreased $0.2 million $(3.2) million in 2001 to $(3.0) million in 2002. The net loss per share decreased $(0.05) per share from $(0.68) in 2001 to $(0.63) in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $9.0 million for the three-months ended March 31, 2002 compared with $2.6 million in the same period in fiscal 2001. The increase is primarily attributable to reductions in receivables of $9.9 million in 2002 compared with reductions of $4.3 million in 2001. The Company had $16.9 million of receivables at December 31, 2001 compared with $11.6 million at December 31, 2000 as a result of increased amounts owed by customers under sales promotion programs run in the Company's Northeast markets during the fourth quarter of each year. The majority of the receivables under these programs was collected during the first quarter of each of the years. Cash used in investing activities decreased $1.2 million from $1.7 million in 2001 to $0.5 million in 2002 as a result of lower capital expenditures in the first quarter of 2002 compared with the first quarter of 2001. The remaining cash provided by operating activities was used primarily to repay bank borrowings, reducing long-term debt to zero at March 31, 2002.

The Company has a $35 million revolving credit facility ("Credit Facility") with a group of banks secured by the assets of the Company. Total available borrowing capacity under the Credit facility at March 31, 2002 is $11.3 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

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

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and its weighted average interest rates on long-term debt at March 31, 2002 is included in the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements.

Prior to an amendment of the Company's Long-Term Incentive Plan on April 1, 2001, the Company's financial results were impacted by fluctuations in its stock price, as a portion of the Company's Long-Term Incentive Plan was treated as a variable versus a fixed stock option or award plan. As a result of the amendment, the Company no longer accounts for any portion of the Plan as a variable plan.

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

Historically, approximately two-thirds of the Company's revenues have been generated in the second and third quarters of the year, the peak season for swimming pool installation and use. Conversely, the Company typically incurs net losses during the first and fourth quarters of the year. Unseasonably cold weather or extraordinary amounts of rainfall during the peak sales season can significantly reduce pool purchases. In addition, unseasonably early or late warming trends can increase or decrease the length of the swimming pool season, significantly affecting sales and operating profit.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

                No change

Item 2.  CHANGES IN SECURITIES

                No change


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

                The annual meeting of shareholders of the Company (the "Annual Meeting") was held on May 1, 2002. Of the 4,746,211 shares of common stock outstanding and entitled to vote at the Annual Meeting, 4,636,940 shares were each present in person or by proxy, each entitled to one vote on each matter to come before the meeting.

                The following matters were submitted to a vote of security holders of the Company at the Annual Meeting, with the results indicated:

                1. Proposal to elect 4 directors to hold office until the Annual Meeting of Shareholders in 2003 and until their respective successors are duly elected and qualified:

                Votes cast FOR the election of Mr. Blackwell:          4,635,339
                Votes WITHHELD:                                            1,601

                Votes cast FOR the election of Ms. Jorgenson:          4,634,222
                Votes WITHHELD:                                            2,718

                Votes cast FOR the election of Mr. Neidus:             4,614,831
                Votes WITHHELD:                                           22,109

                Votes cast FOR the election of Mr. Waldin:             4,635,339
                Votes WITHHELD:                                            1,601


                Shares held by brokers and nominees:                   3,809,922
                Shares held by brokers and nominees not voted:            19,754


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


Date:  May 13, 2002