Form 10-Q
period 2002-06-30
ANTHONY & SYLVAN POOLS CORP
filed 2002-08-13
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q


+--+
|X | QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

         For the quarterly period ended       June 30, 2002
                                        ---------------------------------

+--+
|  | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
+--+ SECURITIES EXCHANGE ACT Of 1934

     For the transition period from                 to
                                    --------------      -------------

Commission File Number             000-26991
                        ----------------------------------------------
                  Anthony & Sylvan Pools Corporation
---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                  Ohio                                      31-1522456
----------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

    6690 Beta Drive, Mayfield Village, Ohio                  44143
----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (440) 720-3301
                                                    ------------------


Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No     N/A
                                              ---    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

            Class                     Outstanding at August 7, 2002
---------------------------           -----------------------------

Common Shares, no par value                  4,842,161 Shares

              ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2002

                                     INDEX


                                                                                                      Sequential
                                                                                                       Page No.
                                                                                                      ----------

Part I - Financial Information
     Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets -
                June 30, 2002 and December 31, 2001...............                                           3
                Unaudited Condensed Consolidated Statements
                   of Income -Three Months and Six Months Ended
                     June 30, 2002 and 2001..........................                                        4
                Unaudited Condensed Consolidated Statements
                   of Cash Flows - Six Months Ended
                    June 30, 2002 and 2001..........................                                         5
                Notes to Unaudited Condensed Consolidated
                   Financial Statements     .............................                                  6-8
                Independent Accountants' Review Report..............                                         9

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..                                    10-12

Part II - Other Information

         Item 1.  Legal Proceedings..............................                                           13

         Item 2.  Changes in Securities..........................                                           13

         Item 4.  Submission of Matters to a Vote of Security
                        Holders........................................                                     13

         Item 6.  Exhibits and Reports on Form 8-K...............                                           13



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                   June 30,   December 31,
                                                                                     2002         2001
                                                                                   --------   ------------
                                                                                 (unaudited)    (audited)

ASSETS
Current Assets:
      Cash and cash equivalents ................................................   $  3,964    $    351
      Contract receivables, net ...............................................       7,433      16,897
        Inventories, net .......................................................      7,872       5,799
        Prepayments and other ..................................................      1,796       2,346
        Deferred income taxes ..................................................      1,940       2,037
                                                                                   --------    --------
           Total current assets ................................................     23,005      27,430

Property, Plant and Equipment, net .............................................      9,074       9,307
Goodwill, net .................................................................      26,276      26,276
Deferred income taxes ..........................................................       --           146
Other ..........................................................................      2,798       2,839
                                                                                   --------    --------
                                                                                   $ 61,153    $ 65,998
                                                                                   ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Current maturities of long-term debt ...................................   $   --      $      5
        Accounts payable .......................................................      9,807       7,383
        Accrued expenses .......................................................     15,460      13,029
        Accrued income taxes ...................................................         48          67
                                                                                   --------    --------
           Total current liabilities ...........................................     25,315      20,484

Long-term Debt .................................................................       --         7,550
Deferred Income Tax Liabilities ................................................         99        --
Other Long-term Liabilities ....................................................      2,392       2,335
Commitments and Contingencies ..................................................       --          --

Shareholders' Equity:
        Serial preferred shares no par value,
          1,000,000 shares authorized,
             none issued .......................................................       --          --
        Common shares no par value,
          29,000,000 shares authorized, 4,849,861 shares issued and 4,842,161 outstanding at June 30, 2002 and 5,106,755 shares issued and 5,106,455
          outstanding at December 31, 2001  ....................................     38,457      40,305
        Unearned stock compensation ............................................       (522)       --
        Treasury share equivalents,
          1,080,599 shares at June 30, 2002
          and 1,073,199 at December 31, 2001 ...................................     (5,637)     (5,592)
        Retained earnings ......................................................      1,049         916
                                                                                   --------    --------
           Total shareholders' equity                                                33,347      35,629
                                                                                   --------    --------
                                                                                   $ 61,153    $ 65,998
                                                                                   ========    ========



See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                        (In thousands, except share data)


                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                   2002        2001        2002        2001
                                  ------     -------    --------      ------
Net sales....................   $ 63,372    $ 68,685    $ 91,665    $ 94,774

Cost of sales................     44,359      47,072      66,742      68,170
                                --------    --------    --------    --------

  Gross profit...............     19,013      21,613      24,923      26,604

Operating expenses(a)........     14,036      15,091      24,558      25,213
                                --------    --------    --------    --------

  Income from operations.....      4,977       6,522         365       1,391

Interest and other ..........         30          (7)        152         139
                                --------    --------    --------    --------

  Income before income taxes.      4,947       6,529         213       1,252

Provision for income taxes...      1,855       2,345          80         244
                                --------    --------    --------    --------

  Net income(a)..............   $  3,092    $  4,184    $    133     $ 1,008
                                ========    ========    ========     =======


Earnings per share:

  Basic                            $0.63       $0.82        $.03        $.20
                                 =======     =======     =======      ======

  Diluted                          $0.61       $0.79        $.03        $.19
                                 =======     =======     =======      ======


Average shares outstanding:

  Basic                            4,899       5,126       4,998       5,117
                                 =======     =======     =======     =======

  Diluted                          5,029       5,264       5,129       5,254
                                 =======     =======     =======     =======



(a) Operating expenses include a non-cash deferred compensation credit of $575 and goodwill amortization expense of $368 in the six months ended June 30, 2001 and goodwill amortization expense of $184 in the three months ended June 30, 2001. Adjusting for these items, the pro forma net income for the six months ended June 30, 2001 would have been $737 or $0.14 per diluted share and the pro forma net income for the three months ended June 30, 2001 would have been $4,304 or $0.82 per diluted share.


See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (Dollars in thousands)


                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                             2002                2001
                                                                                          ---------            -------

Cash Flows from Operating Activities:
      Net income.....................................                                     $    133             $ 1,008
      Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization...............                                      1,459               1,686
           Non-cash deferred compensation..............                                         64                (575)
           Deferred income taxes.......................                                        342                   -
           Other.......................................                                         52                   7
       Changes in operating assets and liabilities net of assets acquired:
           Contract receivables........................                                      9,464               3,219
           Inventories.................................                                     (2,073)               (558)
           Prepayments and other.......................                                        550                  88
           Accounts payable............................                                      2,424               3,501
           Accrued expenses and other..................                                      2,412               5,023
                                                                                          --------             -------
               Net cash provided by operating activities.                                   14,827              13,399
                                                                                          --------             -------

Cash Flows from Investing Activities:
      Additions to property, plant and equipment.....                                       (1,269)             (2,197)
      Other..........................................                                           89                (117)
                                                                                          --------              ------
               Net cash used in investing activities.....                                   (1,180)             (2,314)
                                                                                          --------              ------

Cash Flows from Financing Activities:
      Repayment of long term debt....................                                       (7,555)             (1,282)
      Proceeds on exercise of stock options..........                                           34                   -
      Proceeds on issuance of shares.................                                            -                 250
      Purchase of treasury shares....................                                       (2,513)             (2,000)
                                                                                          --------             -------
              Net cash used in financing activities.....                                   (10,034)             (3,032)
                                                                                          --------             -------

Net increase in cash and cash equivalents.........                                           3,613               8,053

Cash and Cash Equivalents:
  Beginning of period.............................                                             351                 422
                                                                                          --------             -------
  End of period...................................                                        $  3,964             $ 8,475
                                                                                          ========             =======

Supplemental Cash Flow Information:
           Interest paid                                                                  $    157             $   147
                                                                                          ========             =======
           Income taxes paid                                                              $   (399)            $   530
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

(2)      INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  The accompanying condensed consolidated balance sheet as of June 30, 2002 and statements of income and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, these interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2001, except for the adoption of SFAS 142 as further described in Note 7, and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these interim unaudited condensed consolidated financial statements are also unaudited. The unaudited condensed consolidated statements of income for the three-month and six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Financial statements should be read in conjunction with the audited financial statements included in the annual report on Form 10-K.

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

                                           THREE-MONTHS ENDED  SIX-MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                             2002     2001      2002     2001
                                             ----     ----      ----     ----
                                                (UNAUDITED)       (UNAUDITED)

           Numerator
            Net income available
             to common shareholders         $ 3,092  $ 4,184   $  133   $ 1,008
                                            =======  =======   ======   =======

           Denominator
            Weighted average common
             shares outstanding               4,899   5,126     4,998     5,117

            Dilutive effect of
             stock options                      130     138       131       137
                                            -------  -------   ------   -------

           Denominator for net
            Income per
            diluted share                    5,029    5,264     5,129     5,254
                                            =======  =======   ======   =======

           Earnings per share:

              Basic                         $ 0.63   $ 0.82    $  .03   $   .20
                                            =======  =======   ======   =======

              Diluted                       $ 0.61   $ 0.79    $  .03   $   .19
                                            =======  =======   ======   =======


(4)      CAPITAL STOCK

                  On May 1, 2002, the Board of Directors authorized a 10% stock dividend to be distributed on or about May 30, 2002 to shareholders of record on May 16, 2002. The unaudited condensed consolidated financial statements have been retroactively restated to reflect the number of shares outstanding following the dividend.

                  On May 8, 2002, the Company purchased a block of approximately 337,000 shares of its common stock in a private transaction for approximately $2.4 million.

(5)      DEBT

                  The company has a $35 million revolving credit facility ("Credit Facility") with a group of banks secured by the assets of the Company. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or Libor rates. In addition a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of June 30, 2002, there were no outstanding borrowings under the Credit Facility and the available borrowings were $7.2 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

(6)      LITIGATION

                  Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(7)      NEW ACCOUNTING STANDARDS

                  The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Upon adoption, the Company ceased to amortize $26.3 million of goodwill. It had recorded $368,000 of amortization of goodwill in the six-months ended June 30, 2001 and $184,000 in the three-months ended June 30, 2001 and would have recorded similar amounts of amortization in 2002. Excluding any goodwill amortization in the six-months ended June 30, 2001 would have increased the reported net income to $1,312,000 or $0.25 per diluted share, for the six-month period and to $4,304,000 or $0.82 per diluted share, in the three-month period ended June 30, 2001.

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

                  In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. It addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 is scheduled to replace Issue 94-3 on January 1, 2003 for exit or disposal activities that are initiated after December 31, 2002. Earlier adoption is encouraged. The Company has not yet determined the timing of adoption or the impact of SFAS 146.


(8)      SUBSEQUENT EVENTS

         None

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


   To the Board of Directors and Shareholders of Anthony & Sylvan Pools Corporation and subsidiaries


   We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Anthony & Sylvan Pools Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

   As discussed in Note 7 to the condensed consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.



   KPMG LLP


   July 23, 2002

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


   RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30,
   2001

   Net sales of $63.4 million for the three-months ended June 30, 2002 decreased 7.7% from $68.7 million for the same period in fiscal 2001. The decrease was primarily attributable to a decrease in unit production as a result of some areas of the business experiencing more consumer constraint and price sensitivity, partially offset by increases in average selling prices compared with a year earlier.

   Gross profit decreased $2.6 million to $19.0 million in 2002 from $21.6 million in 2001, primarily as a result of the decrease in net sales. Gross profit, as a percentage of sales for the three months, decreased from 31.5% of net sales to 30.0% as a result of higher material, subcontractor and other costs incurred in some of our markets which have not been fully offset by increases in average selling prices.

   Operating expenses, consisting of selling and administrative expenses, decreased by $1.1 million to $14.0 million in 2002 from $15.1 million in 2001. As a percentage of sales, operating expenses increased slightly from 22.0% in 2001 to 22.1% in 2002. The decrease in operating expenses was partly attributable to decreases in headcount, professional fees and goodwill amortization.

   The effective tax rate increased from 35.9% in 2001 to 37.5% in 2002 as a result of the annualized effect of a credit to non-cash deferred compensation in 2001, which was not included for tax purposes.

   As a result of the above items, net income for the three-month period decreased from $4.2 million in 2001 to $3.1 million in 2002. Net income per diluted share decreased $0.18 per share to $0.61 in 2002.

   SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

   Net sales of $91.7 million for the six-months ended June 30, 2002 decreased 3.3% from $94.8 million for the same period in fiscal 2001. The decrease was primarily attributable to a decrease in unit production as a result of lower consumer confidence levels that began to emerge in the second half of 2001, partially offset by increases in average selling prices compared with a year earlier.

   Gross profit decreased $1.7 million from $26.6 million in 2001 to $24.9 million in 2002 as a result of the decrease in net sales. Gross profit as a percentage of sales for the six months decreased from 28.1% of net sales to 26.8%, primarily as a result of a combination of the decrease in revenues and higher direct costs not being fully offset by increases in average selling prices.

   Operating expenses, consisting of selling and administrative expenses decreased $0.7 million from $25.2 million in 2001 to $24.5 million in 2002. As a percentage of sales, operating expenses increased slightly from 26.6% in 2001 to 26.8% in 2002. The decrease in operating expenses was partially attributable to decreases in headcount, professional fees and goodwill amortization. Included in 2001 results was a credit of $.6 million for non-cash deferred compensation related to the Company's long-term incentive plan, which was amended in the first quarter of 2001.

   The effective tax rate increased from 19.5% in 2001 to 37.5% in 2002, primarily as a result of the $0.6 million non-cash deferred compensation which was included in the 2001 results. This item was not included for tax purposes.

   As a result of the above net income for the six-month period decreased $0.9 million to $0.1 million in 2002. Net income per diluted share, decreased $0.16 per share from $0.19 per share from the same period last year.

                         LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operating activities was $14.8 million for the six-months ended June 30, 2002 compared with $13.4 million in the same period in fiscal 2001. The increase is attributable to reductions in receivables of $9.5 million in 2002 compared with reductions of $3.2 million in 2001, partially offset by larger increases in inventory and smaller increases in accounts payable and accrued expenses when compared with the same period last year. The Company had $16.9 million of receivables at December 31, 2001 compared with $11.6 million at December 31, 2000 as a result of increased revenue generated under deferred payment sales programs run in the Company's Northeast markets during the fourth quarter of each year. The majority of the revenue generated under these programs was collected during the first quarter of each of the years. Cash used in investing activities decreased $1.1 million from $2.3 million in 2001 to $1.2 million in 2002 as a result of lower capital expenditures. The remaining cash provided by operating activities was used to repay bank borrowings, reducing long-term debt to zero and to finance approximately $2.5 million of treasury stock purchases.

   The Company has a $35 million revolving credit facility ("Credit Facility") with a group of banks secured by the assets of the Company. Total available borrowing capacity under the Credit facility at June 30, 2002 was $7.2 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

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

   The Company is exposed to cash flow and risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and weighted average interest rates on long-term debt at June 30, 2002 is included in the Unaudited Condensed Consolidated Financial Statements and the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

          No change

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          10.1 Amendment No. 4 dated as of June 30, 2002 to the Credit Agreement dated as of July 8, 1999 among Anthony and Sylvan Pools Corporation and the Lending Institutions - National City Bank, Firstar Bank, N.A. and LaSalle Bank N.A.

          99.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



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






Date:  August 13, 2002