Form 10-Q
period 2002-09-30
ANTHONY & SYLVAN POOLS CORP
filed 2002-11-14
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q
---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT Of 1934

    For the quarterly period ended     September 30, 2002
                                   ------------------------------------

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

Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No     N/A
                                             ---    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

            Class                       Outstanding at October 7, 2002
---------------------------------       ------------------------------
Common Shares, no par value                     4,842,201 Shares

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                          Sequential
                                                                                           Page No.
                                                                                           --------

Part I - Financial Information

     Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                     September 30, 2002 (unaudited) and
                        December 31, 2001.............................                         3
                  Unaudited Condensed Consolidated Statements
                     of Income - Three Months and Nine Months Ended
                        September 30, 2002 and 2001...................                         4
                  Unaudited Condensed Consolidated Statements
                     of Cash Flows - Nine Months Ended
                        September 30, 2002 and 2001...................                         5
                  Notes to Unaudited Condensed Consolidated
                     Financial Statements.............................                       6-8
                  Independent Accountants' Review Report..............                         9

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations....                     10-12

         Item 3.  Quantitative and Qualitative Disclosure about
                     Market Risk......................................                        12

         Item 4.  Controls and Procedures.............................                        12


Part II - Other Information

         Item 1.  Legal Proceedings...................................                        13

         Item 2.  Changes in Securities...............................                        13

         Item 4.  Submission of Matters to a Vote of Security
                     Holders..........................................                        13


         Item 6.  Exhibits and Reports on Form 8-K....................                        13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    September 30,    December 31,
                                                         2002           2001
                                                    -------------    ------------

ASSETS                                                (unaudited)     (audited)
------
Current Assets:
        Cash and cash equivalents................      $  3,280       $    351
        Contract receivables, net................         7,077         16,897
        Inventories, net.........................         6,967          5,799
        Prepayments and othe.....................         2,187          2,346
        Deferred income taxes....................         2,463          2,037
                                                       --------       --------
           Total current assets..................        21,974         27,430

Property, Plant and Equipment, net...............         8,314          9,307
Goodwill, net....................................        26,276         26,276
Deferred income taxes............................             -            146
Other............................................         2,872          2,839
                                                       --------       --------
                                                       $ 59,436       $ 65,998
                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
        Current maturities of long-term debt.....      $      -       $      5
        Accounts payable.........................         7,546          7,383
        Accrued expenses.........................        15,601         13,029
        Accrued income taxes.....................            83             67
                                                       --------       --------
           Total current liabilities.............        23,230         20,484

Long-term Debt...................................             -          7,550
Deferred Income Tax Liabilities..................           257              -
Other Long-term Liabilities......................         2,393          2,335
Commitments and Contingencies....................             -              -

Shareholders' Equity:
        Serial preferred shares no par value,
          1,000,000 shares authorized,
             none issued.........................             -              -
        Common shares no par value,
          29,000,000 shares authorized, 4,849,861
          shares issued and 4,842,161 outstanding
          at September 30, 2002 and 5,132,557
          shares issued and 5,132,227 outstanding
          at December 31, 2001...................        38,471         40,305
        Unearned stock compensation..............          (502)             -
        Treasury share equivalents,
          1,080,599 shares at September 30, 2002
          and 1,073,199 at December 31, 2001.....        (5,637)        (5,592)
        Retained earnings........................         1,224            916
                                                       --------       --------
            Total shareholders' equity...........        33,556         35,629
                                                       --------       --------
                                                       $ 59,436       $ 65,998
                                                       ========       ========


See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                       (In thousands, except share data)


                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                   2002        2001        2002        2001
                                  ------     -------    --------      ------
Net sales....................   $ 50,626    $ 57,118    $142,291    $151,892

Cost of sales................     36,607      41,251     103,349     109,421
                                 -------     -------     -------     -------

  Gross profit...............     14,019      15,867      38,942      42,471

Operating expenses(a)........     12,503      13,186      37,061      38,399
Restructuring charge.........      1,170           -       1,170           -
                                 -------     -------     -------     -------

  Income from operations.....        346       2,681         711       4,072

Interest and other ..........         63           1         215         140
                                 -------     -------     -------      ------

  Income before income taxes.        283       2,680         496       3,932

Provision for income taxes...        106         999         186       1,243
                                 -------     -------     -------      ------

  Net income(a)..............   $    177    $  1,681    $    310     $ 2,689
                                ========    ========    ========     =======


Earnings per share:

  Basic                            $0.03       $0.33       $0.06       $0.53
                                 =======     =======     =======      ======

  Diluted                          $0.03       $0.32       $0.06       $0.51
                                 =======     =======     =======      ======


Average shares outstanding:

  Basic                            4,754       5,098       4,934       5,111
                                 =======     =======     =======     =======

  Diluted                          4,816       5,233       4,996       5,245
                                 =======     =======     =======     =======


(a) Operating expenses include goodwill amortization expense of $553 in the nine months ended September 30, 2001 and goodwill amortization expense of $185 in the three months ended September 30, 2001. Adjusting for these items, the pro forma net income for the nine months ended September 30, 2001 would have been $3,113 or $0.59 per diluted share and the pro forma net income for the three months ended September 30, 2001 would have been $1,801 or $0.34 per diluted share.


See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (Dollars in thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   2002           2001
                                                                                 --------       --------

Cash Flows from Operating Activities:
      Net income ..........................................................      $    310       $  2,689
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization ..................................         2,201          2,566
           Non-cash deferred compensation .................................            92           (575)
           Deferred income taxes ..........................................           (23)          (231)
           Other ..........................................................          (142)            24
       Changes in operating assets and liabilities net of assets acquired:
           Contract receivables ...........................................         9,820          2,749
           Inventories ....................................................        (1,168)          (923)
           Prepayments and other ..........................................           159             56
           Accounts payable ...............................................           163          2,911
           Accrued expenses and other .....................................         2,588          3,496
                                                                                 --------       --------
               Net cash provided by operating activities ..................        14,000         12,762
                                                                                 --------       --------


Cash Flows from Investing Activities:
      Additions to property, plant and equipment ..........................        (1,390)        (2,423)
      Other ...............................................................           353            (15)
                                                                                 --------       --------
               Net cash used in investing activities ......................        (1,037)        (2,438)
                                                                                 --------       --------

Cash Flows from Financing Activities:
      Repayment of long term debt .........................................        (7,555)        (1,293)
      Proceeds on exercise of stock options ...............................            34              -
      Proceeds on issuance of shares ......................................             -            530
      Purchase of treasury shares .........................................        (2,513)        (2,315)
                                                                                 --------       --------

              Net cash used in financing activities .......................       (10,034)        (3,078)
                                                                                 --------       --------

Net increase in cash and cash equivalents .................................         2,929          7,246

Cash and Cash Equivalents:
  Beginning of period .....................................................           351            422
                                                                                 --------       --------
  End of period ...........................................................      $  3,280       $  7,668
                                                                                 ========       ========


Supplemental Cash Flow Information:
           Interest paid ..................................................      $    192       $    147
                                                                                 ========       ========
           Income taxes (refunded)/paid ...................................      $   (399)      $    599
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

(2)      INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying condensed consolidated balance sheet as of September 30, 2002 and statements of income and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of management, these interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements for the year ended December 31, 2001, except for the adoption of SFAS 142 as further described in note 8, and include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair presentation of the interim period. The disclosures in the notes related to these interim unaudited condensed consolidated financial statements are also unaudited. The unaudited condensed consolidated statements of income for the three-month and nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Financial statements should be read in conjunction with the audited financial statements included in the annual report on Form 10-K.

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

                                         THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                          2002         2001       2002        2001
                                         ------      -------     -------     ------
                                             (UNAUDITED)            (UNAUDITED)

           Numerator
            Net income available
             to common shareholders      $  177      $1,681      $  310      $2,689
                                         ======      ======      ======      ======

           Denominator
            Weighted average common
             shares outstanding           4,754       5,098       4,934       5,111

            Dilutive effect of
             stock options                   62         135          62         134
                                         ------      ------      ------      ------

           Denominator for net
            Income per
            diluted share                 4,816       5,233       4,996       5,245
                                         ======      ======      ======      ======


           Earnings per share:

              Basic                      $ 0.03      $ 0.33      $ 0.06      $ 0.53
                                         ======      ======      ======      ======

              Diluted                    $ 0.03      $ 0.32      $ 0.06      $ 0.51
                                         ======      ======      ======      ======

(4)      RESTRUCTURING CHARGE

              In September 2002, the Company made a decision to close its swimming pool installation divisions in the Orlando and Southeastern Florida markets. As a result, the Company recorded a $1,170,000 pre-tax restructuring reserve in the three-months ended September 30, 2002, which is included in accrued expenses in the accompanying condensed consolidated balance sheet. The charge consists of approximately $113,000 of severance costs, $913,000 of future lease obligations, and $144,000 of other exit costs. Cash payments of approximately $34,000 for employee severance costs were made and charged against the reserve for the quarter ended September 30, 2002. The Company expects to pay the majority of the future cash outlays to satisfy this liability in the fourth quarter of 2002, with the possible exception of certain lease or lease termination payments which may extend beyond that date.

              In addition to the restructuring charge, those divisions had combined operating losses of $800,000 and $500,000 for the three-months ended September 30, 2002 and 2001, respectively, and operating losses of $2,600,000 and $1,500,000 for the nine-months ended September 30, 2002 and 2001, respectively. In addition to the restructuring charge, the company expects to incur additional operating losses of between $1,000,000 and $1,400,000 during the fourth quarter of 2002 related to the wind-down of operations. It is expected that the wind-down will, for the most part, be completed by December 31, 2002. At that time those operations will be accounted for as discontinued.

(5)      CAPITAL STOCK

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

              On October 24, 2002, the Board of Directors authorized a 10% stock dividend to be distributed on or about November 29, 2002 to shareholders of record on November 15, 2002. The unaudited condensed consolidated financial statements shown in this report have not been retroactively restated to reflect the number of shares outstanding following the dividend.

(6)      DEBT

              The company has a $35 million revolving credit facility ("Credit Facility") with a group of banks secured by the assets of the Company which matures August 10, 2004. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or Libor rates. In addition a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of September 30, 2002, there were no outstanding borrowings under the Credit Facility and the available borrowings were $5.6 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

(7)      LITIGATION

              Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(8)      NEW ACCOUNTING STANDARDS

              The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Upon adoption, the Company ceased to amortize $26.3 million of goodwill. It had recorded $553,000 of amortization of goodwill in the nine-months ended September 30, 2001 and $185,000 in the three-months ended September 30, 2001 and would have recorded similar amounts of amortization in 2002. Excluding any goodwill amortization in the nine-months ended September 30, 2001 would have increased the reported net income to $3,113,000 or $0.59 per diluted share for the nine-month period ended September 30, 2001, and to $1,801,000 or $0.34 per diluted share, in the three-month period ended September 30, 2001.

              In lieu of amortization, the Company was required to perform an initial impairment review of goodwill as of January 1, 2002. This initial impairment review was completed during the first quarter of 2002. Based on the results of the review, management does not believe any impairment of goodwill exists.

              On January 1, 2002, the Company adopted Statement No. 144, "Accounting for the Impairment of Long-Lived Assets." This Statement which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. On September 12, 2002 the Company announced that it would be closing its swimming pool installation divisions in the Orlando and Southeastern Florida markets. A $1,170,000 restructuring charge, related to exit costs, which will be incurred as a result of these closures, was recorded during the three-months ended September 30, 2002. The wind-down of these operations is expected to be substantially completed by December 31, 2002. At that time these operations will be accounted for as discontinued in accordance with the guidance contained in Statement No. 144. The adoption of Statement No. 144 did not have a significant impact on the consolidated financial position, results of operations or cash flows of the Company.

              In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. It addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is scheduled to replace Issue 94-3 on January 1, 2003 for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet adopted SFAS 146 and does not expect the adoption of SFAS 146 to have a material impact on its results of operations or financial position.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Shareholders of Anthony & Sylvan Pools Corporation and subsidiaries


We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and subsidiaries (the "Company") as of September 30, 2002, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 8 to the condensed consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.



KPMG LLP


October 24, 2002
Cleveland, Ohio

ITEM 2.        MANAGEMENT DISCUSSION AND ANALYSIS

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales of $50.6 million for the three-months ended September 30, 2002 decreased 11.4% from $57.1 million for the same period in fiscal 2001. The decrease was primarily attributable to a decrease in unit production, as a result of some areas of the business experiencing consumer restraint, and was partially offset by increases in average selling prices compared with a year earlier.

Gross profit decreased $1.9 million to $14.0 million in 2002 from $15.9 million in 2001, primarily as a result of the decrease in net sales. Gross profit, as a percentage of sales for the three months, decreased slightly from 27.8% of net sales to 27.7% as a result of slightly higher material, subcontractor and other costs incurred in some of our markets which have not been fully offset by increases in average selling prices.

Operating expenses, consisting of selling and administrative expenses, decreased by $0.7 million to $12.5 million in 2002 from $13.2 million in 2001. As a percentage of sales, operating expenses increased from 23.1% in 2001 to 24.7% in 2002 as a result of the decrease in sales. The decrease in operating expenses was partly attributable to decreases in headcount and the elimination of goodwill amortization.

Included in the results for the three-months ended September 30, 2002 is a $1.2 million restructuring charge related to the closure of the Company's swimming pool installation divisions in the Orlando and Southeastern Florida markets. The Company expects to pay the majority of the future cash outlays to satisfy this liability in the fourth quarter of 2002, with the possible exception of certain lease or lease termination payments which may extend beyond that date.

The effective tax rate increased slightly from 37.3% in 2001 to 37.5% in 2002.

Primarily as a result of the above items, net income for the three-month period decreased from $1.7 million in 2001 to $0.2 million in 2002. Net income per diluted share decreased $0.29 per share to $0.03 in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales of $142.3 million for the nine-months ended September 30, 2002 decreased 6.3% from $151.9 million for the same period in fiscal 2001. The decrease was primarily attributable to a decrease in unit production as a result of lower consumer confidence levels that began to emerge in the second half of 2001, partially offset by increases in average selling prices compared with a year earlier.

Gross profit decreased $3.6 million from $42.5 million in 2001 to $38.9 million in 2002, primarily as a result of the decrease in net sales. Gross profit as a percentage of sales for the nine months decreased from 28.0% of net sales to 27.4%, as a result of a combination of the decrease in revenue and higher direct costs which were not fully offset by increases in average selling prices.

Operating expenses, consisting of selling and administrative expenses decreased $1.3 million from $38.4 million in 2001 to $37.1 million in 2002. As a percentage of sales, operating expenses increased slightly from 25.3% in 2001 to 26.0% in 2002. The decrease in operating expenses was partially attributable to decreases in headcount, professional fees and goodwill amortization. Included in 2001 results was a credit of $.6 million for non-cash deferred compensation related to the Company's long-term incentive plan, which was amended in the first quarter of 2001.

Included in the results for the nine-months ended September 30, 2002 is a $1.2 million restructuring charge related to the closure of the Company's swimming pool installation divisions in the Orlando and Southeastern Florida markets.

The effective tax rate increased from 31.6% in 2001 to 37.5% in 2002, primarily as a result of the $0.6 million non-cash deferred compensation credit included in the 2001 results. This item was not included for tax purposes.

Primarily as a result of the above, net income for the nine-month period decreased $2.4 million to $0.3 million in 2002. Net income per diluted share, decreased $0.45 to $0.06 per share in 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities was $14.0 million for the nine-months ended September 30, 2002 compared with $12.8 million in the same period in fiscal 2001. The increase is attributable to reductions in receivables of $9.8 million in 2002 compared with reductions of $2.7 million in 2001, partially offset by lower net income and smaller increases in accounts payable and accrued expenses when compared with the same period last year. The Company had $16.9 million of receivables at December 31, 2001 compared with $11.6 million at December 31, 2000 as a result of increased revenue generated under deferred payment sales programs run in the Company's Northeast markets during the fourth quarter of each year. The majority of the revenue generated under these programs was collected during the first quarter of each of the years. Cash used in investing activities decreased $1.4 million from $2.4 million in 2001 to $1.0 million in 2002 primarily as a result of lower capital expenditures. The remaining cash provided by operating activities was used to repay bank borrowings, reducing long-term debt to zero and to finance approximately $2.5 million of treasury stock purchases.

The Company has a $35 million revolving credit facility ("Credit Facility") with a group of banks secured by the assets of the Company. Total available borrowing capacity under the Credit facility at September 30, 2002 was $5.6 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

The Company believes that existing cash and cash equivalents, internally generated funds and funds available under its line of credit will be sufficient to meet its needs.

                           CYCLICALITY AND SEASONALITY

The Company believes that the in-ground swimming pool industry is strongly influenced by general economic conditions and tends to experience periods of decline during economic downturns. Since the majority of the Company's swimming pool installation purchases are financed, pool sales are particularly sensitive to interest rate fluctuations and the availability of credit. A sustained period of high interest rates could result in declining sales, which could have a material adverse effect on the Company's financial condition and results of operations. Conversely, a sustained period of low interest rates could potentially help offset the impact of any economic downturns.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Company is exposed to cash flow and risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and weighted average interest rates on long-term debt at September 30, 2002 is included in the Unaudited Condensed Consolidated Financial Statements and the Notes to the Unaudited Condensed Consolidated Financial Statements.

Prior to an amendment of the Company's Long-Term Incentive Plan on April 1, 2001, the Company's financial results were impacted by fluctuations in its stock price, as a portion of the Company's Long-Term Incentive Plan was treated as a variable versus a fixed stock option or award plan. As a result of the amendment, the Company no longer accounts for any portion of the Plan as a variable plan.


ITEM 4.     CONTROLS AND PROCEDURES

Within 90 days prior to filing this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Quarterly Report on Form 10-Q. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits


                     99.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                     99.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b)      Reports on Form 8-K

                     The following report on Form 8-k was filed with the Securities and Exchange Commission during the quarter ended September 30, 2002:

                     Under Item 5, Anthony & Sylvan Pools Corporation Press Release, dated September 12, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Anthony & Sylvan Pools Corporation
                                           (Registrant)




                                           Stuart D. Neidus
                                           -------------------------------------
                                           STUART D. NEIDUS
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)




                                           William J. Evanson
                                           -------------------------------------
                                           WILLIAM J. EVANSON
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Accounting Officer)






Date:  November 14, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Stuart D. Neidus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anthony & Sylvan Pools Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Stuart D. Neidus
---------------------------
Stuart D. Neidus
Chief Executive Officer


Dated: November 14, 2002

                           CERTIFICATION OF PRINCIPAL
                   PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER


I, William J. Evanson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Anthony & Sylvan Pools Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



William J. Evanson
---------------------------
William J. Evanson
Chief Financial and Accounting Officer


Dated:  November 14, 2002