Form 10-K
period 2002-12-31
ANTHONY & SYLVAN POOLS CORP
filed 2003-03-28
CIK 1067606

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒ ANNUAL	REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR END DECEMBER 31, 2002

☐ TRANSITION	REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 000-26991

ANTHONY & SYLVAN POOLS CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	31-1522456
(State of Incorporation)	(I.R.S. Employer Identification No.)

6690 Beta Drive, Mayfield Village, Ohio	44143
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(440) 720-3301

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class	Name of Each Exchange on which Registered
Common Shares, No Par Value	The Company’s common stock trades on the NASDAQ SmallCap Stock Market under the symbol: SWIM

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.         Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ☐     No    ☒

The number of shares outstanding of the Registrant’s Common, no par value shares at March 20, 2003 was 5,341,818. On that same date (based on the closing price of the Registrant’s shares) the aggregate market value of the Registrant’s Common shares held by non-affiliates of the Registrant was $5,601,386.

List here documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the Anthony & Sylvan Pools Corporation Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2003 are incorporated by reference in Part III hereof.

ANTHONY AND SYLVAN POOLS CORPORATION

2002 FORM 10-K ANNUAL REPORT

PART I

Item 1.      Business

General Development of Business

Anthony and Sylvan Pools Corporation (“The Company”) was formed in 1997 to acquire the assets and business of a predecessor corporation. That predecessor corporation was the successor to the pool installation businesses of Pennsylvania-based Sylvan Pools and California-based Anthony Pools. Sylvan Pools was founded by Herman Silverman in 1946 and grew to become the leading pool installer in the Northeast, with operations stretching out to the Southeast, Texas and Nevada. Anthony Pools was founded by Phil Anthony in 1947 and eventually established itself as one of the largest pool companies in the United States. In 1996, the parent Company of Sylvan Pools purchased Anthony Pools and combined the two businesses under the name “Anthony & Sylvan.” Anthony & Sylvan has built over 350,000 pools in its history.

The Company operates in the leisure industry, offering in-ground residential swimming pools, spas and related products in the United States with a network of 40 sales offices serving 22 geographic markets in 16 states. The majority of the Company’s swimming pools range in price from $15,000 to $50,000. Historically, its sales have been seasonally strongest in the second and third quarters, the peak period for swimming pool installation and use, and weakest in the first and fourth quarters. The Company’s continuing operations installed approximately 3,700 pools (using an “equivalent unit” basis) in 2002. In addition to designing and offering residential swimming pools, spas and related products, the Company:

•	Provides pool modernization services in selected markets; and

•	Operates 18 retail stores that sell spa and swimming pool related products, such as chemicals, replacement parts, accessories, equipment and inflatables; and

•	Operates, in limited markets, service centers that offer post-installation services such as swimming pool openings and weekly maintenance, as well as replacement parts, equipment and accessories.

Operating data for the three most recent fiscal years is included in Item 8, Financial Statements and Supplementary Data, of this report. For information on operating results and a discussion of those results, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Swimming Pool Sales and Installation Industry

The swimming pool industry in the United States is comprised of residential in-ground swimming pools, residential above-ground swimming pools, commercial swimming pools and retailing of pool products and equipment. The Company primarily focuses on the installation of concrete, in-ground residential swimming pools, which are estimated to account for 40-45% of the total swimming pool market. While other sectors of the residential in-ground swimming pool business, such as manufacturing, distribution and retailing of pool products and equipment, have undergone significant consolidation in the last several years, the sales and installation industry has remained highly fragmented.

Sales and Marketing

The Company sells its products to a large number of customers, primarily residential homeowners and homebuilders. A dedicated sales force of over 100 employees who have responsibility for developing and maintaining customer relationships conducts its principal sales activities. Sales visits are conducted in the customer’s home or at an Anthony & Sylvan sales office near the customer’s home. The introduction of the laptop computer as a selling tool in recent years has significantly enhanced the quality and professionalism of the

Company’s sales presentations and reinforced its image as an expert in the swimming pool industry. As a service to its customers, the Company maintains relationships with lenders that provide financing to its customers.

The Company does most of its advertising in local newspapers and Yellow Pages. It also advertises, to a lesser extent, through radio, television, magazines, billboards and direct mail and has attracted buyers as a result of referrals from previous customers and realtors, among others. It also publishes brochures and catalogs. The Company also operates an Internet site—www.anthonysylvan.com which is attracting an increasing number of customers each year.

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

Principal Suppliers and Subcontractors

The Company regularly evaluates supplier relationships and considers alternate sourcing as appropriate to assure competitive costs and quality standards. The Company currently does not have long-term contracts with its suppliers. It also believes there are currently a number of other suppliers that offer comparable terms.

The Company utilizes both company employees as well as subcontractors to install pools; however, the majority of its installation labor base consists of independent subcontractors. The Company’s personnel act as field supervisors to oversee all aspects of the installation process and as schedulers to coordinate the activities of the subcontractors and communicate with the customer.

Backlog from Continuing Operations

As of December 31, 2002, the Company had approximately $35,500,000 of contracts for swimming pool installations that had not been started and $22,600,000 of remaining revenue to be recognized on contracts currently under installation. As of December 31, 2001, the Company had approximately $26,600,000 of contracts for swimming pool installations that had not been started and $18,200,000 of remaining revenue to be recognized on contracts currently under installation for continuing operations. The Company believes, based on past experience, that the majority of any backlog at the end of a year will be completed in the following year.

Employees

At February 28, 2003, the Company employed approximately 460 persons, on a full-time basis. At February 28, 2002, the Company’s continuing operations employed approximately 455 employees. During the peak swimming pool sales and installation season, the Company will employ additional operations personnel who will primarily be involved in the installation of swimming pools. No employees are covered by collective bargaining agreements and the Company believes it has satisfactory relations with its employees.

Cautionary Statement

This report on Form 10-K contains statements that are forward-looking, as that term is defined by the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations, and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company assumes no obligation to update or revise any such statements, whether as a result of new information or otherwise. All forward-looking statements are based on current expectations regarding important risk factors, including but not limited to: dependence on existing management; consumer spending; market conditions and weather. Accordingly, actual results may differ from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that results expressed therein will be achieved.

For a discussion of other risks to which the Company’s financial condition, results of operations or cash flows may be subject, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 6 through 8 of this report.

Item 2.     Properties

The Company currently operates 40 sales offices, 18 retail stores and a small number of service centers. In addition, it has a number of division administrative and construction offices and warehouses at which it stores inventory used in pool installations. Its executive offices are located in Mayfield Village, Ohio. The Company believes that no single property is material to its operations and that alternate sites are presently available at market rates.

Item 3.     Legal Proceedings

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. Although the outcome of litigation and claims is uncertain, the Company does not believe that there are any pending proceedings which could be expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.

PART II

Item	5. Market for the Registrant’s Common Equity and Related Shareholders’ Matters

The Company’s Common Shares are listed on the NASDAQ SmallCap Stock Market under the symbol SWIM. At March 20, 2003, 5,341,818 outstanding common shares were held by 257 shareholders of record. The following table sets forth the high, low and ending market prices, adjusted for stock dividends, for the fiscal quarters indicated.

	High	Low	End
Fiscal Year Ended December 31, 2002
First Quarter	$6.23	$4.13	$5.37
Second Quarter	$7.05	$5.45	$5.45
Third Quarter	$5.71	$3.18	$3.18
Fourth Quarter	$5.40	$2.59	$3.50
Fiscal Year Ended December 31, 2001
First Quarter	$6.49	$5.03	$5.04
Second Quarter	$6.15	$4.92	$5.75
Third Quarter	$6.75	$4.96	$5.75
Fourth Quarter	$6.57	$4.88	$6.07

There were no cash dividends declared or paid for the year ended December 31, 2002. The Company anticipates that any earnings will be retained to support the future expansion of the business and will not be distributed to shareholders as dividends.

Item	6. Selected Financial Data

The following table sets forth selected financial data of the Company for each of the last five fiscal years. The financial data presented for the five fiscal years ended December 31, 2002 have been derived from the Company’s financial statements with reclassifications made to reflect discontinued operations.

(In thousands, except per share data)	2002	2001	2000	1999	1998
Net sales from continuing operations	$158,393	$167,672	$175,688	$158,640	$142,188
Income from continuing operations	$2,010	$4,405	$8,335	$4,924	$5,619
Net income from continuing operations	$1,054	$2,748	$4,811	$1,925	$2,215
Diluted earnings per share from continuing operations	$0.19	$0.48	$0.85	$0.29	$0.37
Total assets	$57,612	$63,619	$58,182	$53,506	$52,319
Long-term obligations (long-term debt and capital obligations)	$6,300	$7,550	$1,250	$4,593	$260

Footnotes	to 5-year data:
1.	No cash dividends were declared or paid in any of the five years.
2.	In 2002, the Company closed two of its divisions, which have been treated as Discontinued Operations. For a further discussion regarding the impact of this action, see footnote #3 to the financial statements.

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue from pool installation contracts is recognized on the percentage-of-completion accounting method based on the proportion of total costs incurred during the various phases of installation as a percentage of total estimated contract costs. Revisions in cost and revenue estimates are reflected in the period in which the facts requiring such revisions become known. Provision is made currently for estimated losses on uncompleted installations. The majority of the Company’s contracts call for progress payments to be made while completing individual phases of the installation until the final phases of installation, at which time the remaining portion is recognized as a contract receivable. Progress payments in excess of revenue recognized are classified as billings in excess of costs and estimated earnings on uncompleted contracts, and are included in accrued expenses. Contract costs include direct material, labor, subcontract costs and overheads. Selling and administrative expenses are charged to income as incurred.

Warranty

The Company accrues an estimate of warranty claims using regression analysis formulas and estimates of the aggregate liability for claims based on the Company’s historical experience. The portion of claims the Company estimates will not be paid within one year is included in other long-term liabilities.

Results of Operations

2002 Compared with 2001

Net sales from continuing operations in 2002 of $158.4 million decreased 5.5% from 2001 net sales of $167.7 million. The decrease was primarily attributable to a 10.8% decrease in new pool units produced partially offset by a 2.5% increase in average selling prices for new pool units, increases in modernization of customers’ existing pools and retail stores activity.

Gross profit from continuing operations decreased to $46.0 million in 2002 from $48.5 million in 2001 as a result of the decrease in net sales. As a percentage of sales, gross profit increased very slightly from 28.9% in 2001 to 29.0% in 2002.

Operating expenses include selling and administrative expenses, which remained constant, in the aggregate, at approximately $44.0 million in each year. Selling expenses were $1.6 million higher in 2002 compared with 2001 primarily due to the strengthening of sales management positions, improvement in incentives and other sales-related compensation programs and higher advertising and promotional expenditures. Administrative expenses were $1.6 million lower in 2002 compared with 2001, as 2001 administrative expenses included improvements in the Company’s infrastructure and operating methods, and also included amortization of goodwill. The Company ceased amortizing goodwill in 2002 as a result of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Upon adoption the Company ceased to amortize $26,276,000 of goodwill. It had recorded amortization expense of $737,000 and $733,000 in the years ended December 31, 2001 and 2000, respectively, and would have recorded a similar amount in 2002. Excluding any goodwill amortization in the years ended December 31, 2001 and 2000 would have increased net income to $1,936,000 or $0.33 per diluted share in 2001 and $4,108,000 or $0.73 per diluted share in 2000. Operating expenses, as reported, as a percentage of sales, increased from 26.3% in 2001 to 27.8% in 2002 as a result of lower revenues.

The Company’s effective tax rate for continuing operations increased from 34.8% in 2001 to 40.2% in 2002, primarily as a result of a $0.5 million non-cash deferred compensation credit included in the 2001 results. This item was not included for purposes of calculating the tax provision.

In September 2002, the Company made a decision to close its swimming pool installation businesses in the Orlando and Southeastern Florida markets. The consolidated financial statements for the years ended December 31, 2002 and 2001 have been classified to reflect these operations as discontinued. The operating loss from these operations increased from ($2.1 million) in 2001, or ($1.4 million) on a tax effected basis, to ($5.1 million), or ($3.3 million) on a tax effected basis, in 2002, inclusive of a $1.2 million restructuring charge.

Primarily as a result of the above items, net income decreased $3.6 million to a net loss of ($2.2 million) in 2002. Net loss per diluted share was ($0.41) in 2002 compared with earnings per diluted share of $0.24 per share in 2001. Net income from continuing operations decreased $1.7 million to $1.1 million and net income per diluted share from continuing operations decreased $0.29 to $0.19 per share in 2002.

2001 Compared with 2000

Net sales from continuing operations in 2001 of $167.7 million decreased 4.6% from 2000 net sales of $175.7 million. The decrease was primarily attributable to a 12.2% decrease in new pool units produced, partially offset by an 9.0% increase in average selling prices.

Gross profit from continuing operations decreased to $48.5 million in 2001 from $51.9 million in 2000 as a result of the decrease in net sales. As a percentage of sales, gross profit decreased slightly from 29.6% in 2000 to 28.9% in 2001 as a result of spreading higher fixed construction expenses over a lower revenue base.

Operating expenses include selling and administrative expenses, which increased by $0.5 million to $44.1 million in 2001 from $43.6 million in 2000. Higher administrative costs associated with improvements that have been made in the Company’s infrastructure and operating methods were partially offset by reductions in both short-term and long-term incentive compensation expense. The combination of lower revenues and higher administrative costs resulted in operating expenses as a percentage of sales increasing from 24.8% in 2000 to 26.3% in 2001. Operating expenses in 2000 include $1.5 million of non-cash deferred compensation expense related to the Company’s long-term incentive plan compared with a credit of $0.5 million in 2001.

The Company’s effective tax rate for continuing operations changed from 41.4% in 2000 to 34.8% in 2001, primarily as a result of the non-cash deferred compensation related to the Company’s long-term incentive plan included in the 2001 and 2000 results.

In September 2002, the Company made a decision to close its swimming pool installation businesses in the Orlando and Southeastern Florida markets. The consolidated financial statements for the years ended December 31, 2001 and 2000 have been retroactively reclassified to reflect these operations as discontinued. The operating loss from these operations increased from ($2.0 million), or ($1.3 million) on a tax effected basis, in 2000 to ($2.1 million), or ($1.4 million) on a tax effected basis, in 2001.

Primarily as a result of the above items, net income decreased $2.1 million to $1.4 million in 2001. Net income per diluted share decreased $0.39 to $0.24 per share in 2001. Net income from continuing operations decreased $2.1 million to $2.7 million and net income per diluted share from continuing operations decreased $0.37 to $0.48 per share in 2001.

Liquidity and Capital Resources

For the year ended December 31, 2002, net cash provided by operating activities was $8.5 million compared with net cash used in operating activities of $1.1 million in 2001. The increase in comparative annual cash flow amounts was attributable to reductions in working capital (including cash) of $3.8 million in 2002 compared with increases in working capital of $5.5 million in 2001, partially offset by a decrease in net income from continuing operations of $1.7 million in 2002. The decrease in working capital in 2002 is primarily attributable to a decrease in receivables of $7.6 million in 2002 compared with an increase of $5.2 million in 2001. The increase in 2001 was a result of increased revenue generated under deferred payment sales programs run in the Company’s Northeast markets during the fourth quarter of 2001. The Company offered similar deferred payment programs in 2002; however, the revenue generated under these programs was less than the revenue generated in 2001 as a result of unfavorable weather conditions in the later part of 2002, which affected production capabilities.

Capital expenditures in 2002 were $1.8 million compared with $3.0 million in 2001. The decrease in 2002 is a reflection of higher than normal capital expenditures undertaken in 2001 for computers and related software and a new employee training center. The remaining cash provided by operating activities was used to repay bank borrowings, which reduced long-term debt by $1.3 million, and to finance $2.5 million of treasury stock repurchases.

The Company does not have any off-balance sheet financing activities.

The Company has a $35 million revolving credit facility (“Credit Facility”) with a group of banks secured by the assets of the Company which matures August 10, 2004. The Company’s borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or Libor rates. In addition, a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of December 31, 2002 the effective interest rates on the outstanding borrowings ranged from 2.79% to 4.25%. Borrowings at December 31, 2002 were $6.3 million. Total available additional borrowing capacity under the Credit Facility as of January 1, 2003 is $7.5 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

The Company believes that existing cash and cash equivalents, internally generated funds, and funds available under its line of credit will be sufficient to meet its needs.

Cyclicality and Seasonality

The Company believes that the in-ground swimming pool industry is strongly influenced by general economic conditions and tends to experience periods of decline during economic downturns. Since it is believed that the majority of the Company’s swimming pool installation purchases are financed, pool sales are particularly sensitive to interest rate fluctuations and the availability of credit. A sustained period of high interest rates could result in declining sales, which could have a material adverse effect on the Company’s financial condition and results of operations. Conversely, a sustained period of low interest rates could help offset the impact of any economic downturns.

Historically, approximately two-thirds of the Company’s revenues have been generated in the second and third quarters of the year, the peak season for swimming pool installation and use. Conversely, the Company typically incurs net cumulative losses during the first and fourth quarters of the year. Unseasonably cold weather or extraordinary amounts of rainfall during the peak sales season can significantly reduce pool purchases. In addition, unseasonably early or late warming trends can increase or decrease the length of the swimming pool season, significantly affecting sales and operating profit.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit and Disposal Activities. It addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) set forth in EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 replaced Issue 94-3 on January 1, 2003 for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its results of operations or financial position.

In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. The interpretation provides guidance on the guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees in the balance sheet. The Company does not expect the adoption of FIN 45 to have a material impact on its results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS 148 have been adopted for the Company’s financial statements for the year ended December 31, 2002. This statement requires companies electing not to expense stock options under the fair value method to provide pro forma net income and earnings per share information, not only annually but on a quarterly basis. While continuing to review the matter, the Company has no current plans to begin expensing stock options.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this report and other materials filed with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company) contains statements that are forward-looking. All forward looking statements are based on current expectations regarding important risk factors, including but not limited to: the costs of integrating acquired businesses; dependence on existing management; consumer spending and market conditions, interest rates and weather. Accordingly, actual results may differ from those expressed in any forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved.

Item 7A.    Quantitative and Qualitative Disclosure about Market

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

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company’s principal cash flows and weighted average interest rates on long-term debt at December 31, 2002 is included in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

Prior to an amendment of the Company’s Long-Term Incentive Plan on April 1, 2001, the Company’s financial results were impacted by fluctuations in its stock price, as a portion of the Company’s Long-Term Incentive Plan was treated as a variable versus a fixed stock option or award plan. As a result of the amendment, the Company no longer accounts for any portion of the Plan as a variable plan.

Item 8.    Financial Statements and Supplementary Data

Contents

Page

Consolidated Balance Sheets at December 31, 2002 and 2001	12

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	13

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	14

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2001	15

Notes to Consolidated Financial Statements	16-24

Report of Independent Public Accountants	25-26

Report of Management	27

Quarterly Financial Information (unaudited)	27-28

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(Dollars in thousands)

	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$432	$351
Contract receivables, net of allowance for doubtful accounts of $550 and $485, respectively	8,354	15,906
Inventories	5,841	5,327
Prepayments and other	2,399	1,827
Recoverable income taxes	1,256	400
Deferred income taxes	1,936	2,037

Total current assets	20,218	25,848
Property, Plant and Equipment, at cost:
Land	1,160	1,160
Buildings and leasehold improvements	3,976	3,482
Machinery and equipment.	11,790	10,687

Total	16,926	15,329
Less accumulated depreciation	9,132	6,764

Net property, plant and equipment	7,794	8,565
Other Assets:
Goodwill, net of accumulated amortization	26,276	26,276
Deferred income taxes	373	146
Other	2,951	2,784

Total other assets	29,600	29,206

TOTAL ASSETS	$57,612	$63,619

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$—	$5
Accounts payable	4,310	6,378
Accrued expenses	11,149	10,833
Net liabilities of discontinued operations	1,169	822
Accrued income taxes	14	67

Total current liabilities	16,642	18,105
Long-Term Debt	6,300	7,550
Other Long-Term Liabilities	3,526	2,335
Commitments and Contingencies	—	—
Shareholders’ Equity:
Serial preferred shares, no par value; 1,000,000 shares authorized, none issued	—	—
Common shares, no par value; 29,000,000 shares authorized, 5,341,648 shares issued and outstanding in 2002 and 5,645,813 shares issued and 5,645,450 shares outstanding in 2001	38,587	40,305
Treasury shares or equivalents 1,195,222 shares in 2002 and 1,180,553 in 2001	(5,665)	(5,592)
Unearned stock compensation	(483)	—
Retained earnings	(1,295)	916

Total shareholders’ equity	31,144	35,629

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,612	$63,619

See accompanying notes to consolidated financial statements.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

	2002	2001	2000
Net sales	$158,393	$167,672	$175,688
Cost of sales	112,381	119,208	123,768

Gross profit	46,012	48,464	51,920
Operating expenses:
Selling	28,596	27,008	26,710
Administrative	15,406	17,051	16,875

Total operating expenses	44,002	44,059	43,585

Income from continuing operations	2,010	4,405	8,335
Interest and other expense	248	192	124

Income before income taxes from continuing operations	1,762	4,213	8,211
Provision for income taxes	708	1,465	3,400

Net income from continuing operations	1,054	2,748	4,811
Loss from discontinued operations, net of income taxes	(3,262)	(1,368)	(1,265)

Net (loss)/income	$(2,208)	$1,380	$3,546

Basic Earnings per share:
Basic earnings per share from continuing operations	$0.20	$0.49	$0.96
Basic earnings per share from discontinued operations	(0.61)	(0.24)	(0.25)

Net (loss) /income	$(0.41)	$0.25	$0.71

Diluted Earnings per share:
Diluted earnings per share from continuing operations	$0.19	$0.48	$0.85
Diluted earnings per share from discontinued operations	(0.60)	(0.24)	(0.22)

Net (loss)/income	$(0.41)	$0.24	$0.63

Weighted average basic shares outstanding	5,352	5,625	4,997

Weighted average diluted shares outstanding	5,418	5,783	5,660

See accompanying notes to consolidated financial statements.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	Common Shares	Unearned Stock Compensation	Treasury Shares	Retained Earnings	Total
Balance—December 31, 1999	$27,395	$—	$(4,581)	$7,758	$30,572
Net Income	—	—	—	3,546	3,546
Issuance of shares under leveraged stock purchase plan (84,202 shares)	44	—	526	—	570
Stock dividends	5,595	—	—	(5,595)	—
Exercise of stock options (717,456 shares)	1,510	—	(1,369)	—	141
Issuance of shares under directors deferred compensation plan (14,608 shares)	244	—	(122)	—	122
Non-cash deferred stock compensation	1,473	—	—	—	1,473

Balance—December 31, 2000	36,261	—	(5,546)	5,709	36,424
Net Income	—	—	—	1,380	1,380
Purchase of common shares for treasury (291,592 shares)	—	—	(2,285)	—	(2,285)
Issuance of shares under leveraged stock purchase plan (76,162 shares)	289	—	241	—	530
Stock dividends	4,095	—	2,073	(6,173)	(5)
Non-cash deferred stock compensation	(490)	—	—	—	(490)
Issuance of shares under directors deferred compensation plan (10,809 shares)	150	—	(75)	—	75

Balance—December 31, 2001	40,305	—	(5,592)	916	35,629
Net Loss	—	—		(2,208)	(2,208)
Purchase of common shares for treasury (352,047 shares)	—	—	(2,501)	—	(2,501)
Exercise of stock options (7,278 shares)	34	—	—	—	34
Stock dividends	(2,500)	—	2,503	(3)	—
Non-cash deferred stock compensation	50	—	—	—	50
Issuance of restricted performance shares (80,000 shares)	548	(548)	—	—	—
Stock compensation arising from restricted performance shares	—	65	—	—	65
Issuance of shares under directors deferred compensation plan (15,032 shares)	150	—	(75)	—	75

Balance—December 31, 2002	$38,587	$(483)	$(5,665)	$(1,295)	$31,144

See accompanying notes to consolidated financial statements.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
Cash Flows from Operating Activities:
Net income/(loss)	$(2,208)	$1,380	$3,546
Adjustments to reconcile net income to net cash provided by operating activities:
Loss of discontinued operations	3,262	1,368	1,265
Depreciation and amortization	2,676	3,165	2,648
Non-cash deferred stock compensation	190	(384)	1,595
Deferred income taxes	(126)	(275)	676
Other	(123)	52	124
Changes in operating assets and liabilities:
Contract receivables	7,552	(5,228)	(3,305)
Inventories	(514)	(492)	176
Prepayments and other	(572)	(380)	101
Recoverable income taxes	(856)	(400)	—
Accounts payable	(2,068)	639	380
Accrued and other	1,287	(558)	(31)

Net cash provided by/(used in) operating activities	8,500	(1,113)	7,175

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,782)	(2,957)	(2,564)
Other	—	—	(200)

Net cash used in investing activities	(1,782)	(2,957)	(2,764)

Cash Flows from Financing Activities:
Proceeds from/(repayments of) long-term debt	(1,255)	6,243	(3,452)
Proceeds from exercise of stock options	34	—	141
(Purchase)/sale of treasury shares	(2,501)	(1,791)	570

Net cash (used in)/ provided by financing activities	(3,722)	4,452	(2,741)

Increase in Cash and Cash Equivalents	2,996	382	1,670
Net cash used in discontinued operations	(2,915)	(453)	(1,781)
Cash and Cash Equivalents:
Beginning of period	351	422	533

End of period	$432	$351	$422

Supplemental Cash Flow Information:
Interest paid	$212	$188	$158
Income taxes (refunded)/paid	$(396)	$1,969	$2,281

See accompanying notes to consolidated financial statements.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Accounting Policies

Basis of Presentation—Anthony & Sylvan Pools Corporation and Subsidiaries (the “Company”) is among the largest residential in-ground concrete pool sales and installation businesses in the United States and operates in one business segment.

Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all highly liquid short-term investments with initial maturities of three months or less to be cash equivalents.

Financial Instruments—The Company has financial instruments that consist primarily of cash and cash equivalents, receivables, payables and debt instruments. The Company has determined that the estimated fair value of its financial instruments approximates carrying value.

The Company’s credit and concentration risk is limited due to the large number of customers comprising the Company’s customer base and their geographical dispersion.

Accounts Receivable—Accounts receivable is calculated using the percentage-of-completion accounting method on the proportion of total estimated costs of the various phases of installation as a percentage of the total value of the contract. The allowance for doubtful accounts is based on the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and based on the potential collectibility of specific accounts. The allowance for doubtful accounts is reviewed on a monthly basis. Account balances are charged off against the allowance after all means of collection have been exhausted, in the opinion of management, and the potential for recovery, net of related collection activity expenses, is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories—Inventories consist of materials and equipment purchased for installation or use in pools and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. At December 31, 2002 and 2001, the Company has a reserve on these inventories of $172,000 and $204,000, respectively.

Property, Plant and Equipment—Depreciation is computed using the straight-line method for financial reporting purposes. Accelerated methods are used for tax reporting purposes. Assets, valued at cost, are generally being depreciated over their useful lives as follows: buildings 30 years; leasehold improvement, 3 to 7 years; and machinery and equipment, 3 to 15 years.

Goodwill—The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Upon adoption the Company ceased to amortize $26,276,000 of goodwill. It had recorded $737,000 and $733,000 of amortization expense in the years ended December 31, 2001 and 2000, respectively, and would have recorded a similar amount in 2002. In lieu of amortization, the Company is required to perform an impairment review of goodwill on an annualized basis. The Company performed an initial impairment review as of January 1, 2002 and a subsequent review as of November 30, 2002. Based on the results of those reviews management does not believe any impairment of goodwill exists. The exclusion of any goodwill amortization, net of taxes, in the years ended December 31, 2001 and 2000 would have increased net income to $1,936,000 or $0.33 per diluted share in 2001 and $4,108,000 or $0.73 per diluted share in 2000.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company evaluated the potential impairment of goodwill on an ongoing basis by comparing the book value of such assets to the sum of the undiscounted expected future cash flows of the acquired businesses over the remaining amortization period of the asset.

Revenue Recognition—Revenue from swimming pool installation contracts is recognized on the percentage-of-completion accounting method based on the proportion of total costs incurred during the various phases of installation as a percentage of total estimated contract costs. Revisions in cost and revenue estimates are reflected in the period in which the facts requiring such revisions become known. Provision is made currently for estimated losses on uncompleted installations. The majority of the Company’s contracts call for progress payments to be made while completing individual phases of the installation until the final phases of installation, at which time the remaining portion is recognized as a contract receivable. Progress payments in excess of revenue recognized are classified as billings in excess of costs and estimated earnings on uncompleted contracts, and are included in accrued expenses. Contract costs include direct material, labor, subcontract costs and overheads. Selling and administrative expenses are charged to income as incurred.

Warranty—The Company accrues an estimate of warranty claims using regression analysis formulas and estimates of the aggregate liability for claims based on the Company’s historical experience. The portion of claims the Company estimates will not be paid within one year is included in other long-term liabilities.

Advertising—The Company expenses advertising and promotional expenditures, as incurred, for advertising in local newspapers and other print media. It also advertises, to a lesser extent, through radio, television, billboards and direct mail. It also publishes brochures and catalogs and operates an Internet site. Advertising and promotional expenditures included in selling, general and administrative expenses were $4,846,000, $4,307,000 and $3,662,000 in 2002, 2001 and 2000 respectively.

Income Taxes—The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates—The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; goodwill; warranty reserves and obligations related to employee benefits. Actual results could differ from those estimates.

Stock Option Plans—The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market value of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

(In thousands, except per share data):	2002	2001	2000
Net income from continuing operations, as reported	$1,054	$2,748	$4,811
Add stock-based employee compensation expense included in reported net income, net of tax	31	25	117
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(260)	(136)	(120)

Pro forma net income from continuing operations	$825	$2,637	$4,808

Earnings per share from continuing operations:
Basic—as reported	$0.20	$0.49	$0.96
Basic—pro forma	$0.15	$0.47	$0.96

Diluted—as reported	$0.19	$0.48	$0.85
Diluted—pro forma	$0.15	$0.47	$0.96

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected dividend yield	0%	0%	0%
Expected stock price volatility	31%	31%	31%
Risk-free interest rate	4.92%	6.50%	6.33%
Expected life of options (years)	10	10	10

Reclassifications—Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to make the presentation consistent with the current period.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is based on the combined weighted average number of shares outstanding including the assumed exercise or conversion of options. The treasury stock method is used in computing diluted earnings per share. The calculations are as follows:

(In thousands, except per share data):
	2002	2001	2000
Numerator:
Net income from continuing operations	$1,054	$2,748	$4,811
Net (loss) from discontinued operations	(3,262)	(1,368)	(1,265)

Net (loss)/income available to common shareholders	$(2,208)	$1,380	$3,546

Denominator:
Weighted average common shares outstanding	5,352	5,625	4,997
Dilutive effect of stock options	66	158	663

Denominator for net (loss)/income per diluted share	5,418	5,783	5,660

	2002	2001	2000
Basic (Loss)/earnings per share:
Continuing operations	$0.20	$0.49	$0.96
Discontinued operations	(0.61)	(0.24)	(0.25)

	$(0.41)	$0.25	$0.71

Diluted (Loss)/earnings per share:
Continuing operations	$0.19	$0.48	$0.85
Discontinued operations	(0.60)	(0.24)	(0.22)

	$(0.41)	$0.24	$0.63

Options to purchase 1,173,388 shares of common stock at prices ranging from $3.85 to $9.03 per share were outstanding at December 31, 2002 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the market price of the common shares.

3.    Discontinued Operations and Restructuring Charge

In September 2002, the Company made a decision to close its swimming pool installation divisions in the Orlando and Southeastern Florida markets. The consolidated financial statements have been reclassified to reflect those operations as discontinued. Accordingly, the revenue, costs, expenses, assets and liabilities and cash flows from these operations have been excluded from the respective captions in the consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported as “Net liabilities of discontinued operations,” “Loss from discontinued operations” and “Net cash provided by/(used in) discontinued operations.” These operations had combined revenues of $15,179,000, $24,053,000 and $26,035,000 in the years ended December 31, 2002, 2001 and 2000, respectively, and operating losses of ($5,081,000) (including a $1,170,000 restructuring charge—see below), ($2,133,000) and ($1,958,000) in the years ended December 31, 2002, 2001 and 2000, respectively.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the decision to close these operations, the Company recorded a $1,170,000 pre-tax restructuring reserve in the third quarter of 2002, which is included in the “Loss from discontinued operations” for the year ended December 31, 2002. The reserve consists of severance costs, future lease obligations and other exit costs. At December 31, 2002 “Net liabilities of discontinued operations” includes a $866,000 reserve for estimated future costs related to the closures. The Company expects to pay the majority of the future cash outlays to satisfy this liability in the first half of 2003, with the exception of certain lease liabilities which will be paid over the remaining lease terms.

The following is a summary of activity charged against the reserve in 2002 (dollars in thousands):

	Initial Plan	Payments	Revisions	Total
Lease terminations	$913	$(250)	$(38)	$625
Severance payments	113	(32)	(56)	25
Other	144	(14)	86	216

Total	$1,170	$(296)	$(8)	$866

4.     Accrued Expenses

Accrued expenses consist of the following at December 31 (dollars in thousands):

	2002	2001
Billings in excess of costs and estimated earnings on uncompleted contracts	$5,040	$4,128
Warranty	1,752	2,349
Accrued compensation	3,043	2,866
Other	1,314	1,490

Total	$11,149	$10,833

5.    Long-Term Debt

Long-term debt consists of the following at December 31 (dollars in thousands):

	2002	2001
Revolving credit facility	$6,300	$7,550
Other obligations	—	5
Less current maturities	—	(5)

Total	$6,300	$7,550

The Company has a $35 million revolving credit facility (“Credit Facility”) with a group of banks secured by the assets of the Company which matures August 10, 2004. The Company’s borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or LIBOR rates. In addition a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. As of December 31, 2002 and 2001, the effective interest rates on the outstanding borrowings ranged from 2.79% to 4.25% and from 3.65% to 5.13%, respectively. Borrowings under the Credit Facility at December 31, 2002 were $6.3 million and are due in 2004. Total available additional borrowing capacity under the Credit Facility as of January 1, 2003 is $7.5 million. The Company is in compliance with all of its debt covenants under the Credit Facility.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Other Long-Term Liabilities

Other long-term liabilities consist of the following at December 31 (dollars in thousands):

	2002	2001
Warranty	$2,129	$1,200
Deferred compensation	1,397	1,135

Total	$3,526	$2,335

Long-term warranty expense represents the portion of warranty claims the Company estimates will not occur within one year. The deferred compensation liability relates to amounts deferred by officers, directors and key employees of the Company as part of a deferred compensation plan maintained for those participants. The plan provides participants the opportunity to defer a portion or all of their compensation until such time as the participants are no longer employed by the Company, or in the case of the directors, when they no longer serve on the Company’s Board. The Company has funded virtually all of its obligations under the plan through a deferred compensation plan trust.

7.    Product Warranties

The Company provides certain warranties with its swimming pools and accrues for the liability associated with these warranties using regression analysis formulas based on historical claims experience. The changes in the carrying amount of the warranty accrual were as follows for the years ended December 31, 2002 and 2001 (dollars in thousands):

Balance as of January 1, 2001:	$3,260
Warranty expense	2,773
Warranty payments	(2,484)

Balance as of December 31, 2001:	3,549
Warranty expense	1,979
Warranty payments	(1,647)

Balance as of December 31, 2002:	$3,881

8.    Income Taxes

Total income tax expense for the years ended December 31, 2002, 2001 and 2000 was allocated as follows (dollars in thousands):

	2002	2001	2000
Income from continuing operations	$708	$1,465	$3,400
Discontinued operations	(1,950)	(768)	(681)

	$(1,242)	$697	$2,719

Effective tax rates—continuing operations	40.2%	34.8%	41.4%

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of the provision for income taxes attributable to income from continuing operations are as follows (dollars in thousands):

	2002	2001	2000
Current:
Federal	$669	$1,465	$2,492
State	165	209	232

Total current	834	1,674	2,724

Deferred:
Federal	(119)	(198)	669
State	(7)	(11)	7

Total deferred	(126)	(209)	676

Total	$708	$1,465	$3,400

The Company’s deferred tax assets at December 31, 2002 and 2001 are comprised primarily of the following items (dollars in thousands):

	2002	2001
Deferred tax assets:
Warranty	$1,396	$1,277
Compensation and benefits	1,095	931
Depreciation	447	359
Other	924	806

Total deferred tax assets	3,862	3,373

Deferred tax liabilities:
Goodwill	(1,553)	(1,190)

Total deferred tax liabilities	(1,553)	(1,190)

Total deferred tax assets	$2,309	$2,183

The consolidated tax provision differs from the tax provision computed at the statutory United States tax rate of 34 percent as follows (dollars in thousands):

	2002	2001	2000
Tax provision at statutory Federal rate	$599	$1,432	$2,792
State income taxes	99	132	159
Non-deductible stock compensation	—	(109)	453
Other items, net	10	10	(4)

Provision for income taxes	$708	$1,465	$3,400

9.    Capital Stock and Stock Option Plans

On May 1, 2002, the Board of Directors authorized a 10% stock dividend to be distributed on May 30, 2002 to shareholders of record on May 16, 2002. On October 24, 2002, the Board of Directors authorized a second 10% stock dividend to be distributed on November 29, 2002 to shareholders of record on November 15, 2002.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All earnings per share data in the consolidated financial statements has been retroactively restated to reflect the number of shares outstanding following both 10% dividends.

On May 8, 2002, based on the authorization of its Board of Directors, the Company purchased a block of 337,169 shares of its common stock, in a private transaction for approximately $2,400,000. Additionally, based on the Board of Directors’ April 3, 2001 authorization to purchase up to one million shares of the common stock outstanding, the Company purchased a block of 7,178 shares of its common stock, in a private transaction involving a former officer of the Company at $7.32 per share and purchased 7,700 shares of its common stock on the open market at an average price of $6.15 per share during the year ended December 31, 2002.

On January 4, 2001, based on the authorization of its Board of Directors, the Company purchased a block of 250,000 shares of its common stock, in a private transaction, at $8.00 per share. Additionally, on April 3, 2001, the Board of Directors authorized the purchase of up to one million shares of the common stock outstanding. Based on this authorization, the Company purchased a block of 41,292 shares of its common stock, in a private transaction involving a former officer of the Company at $7.61 per share and purchased 300 shares of its common stock on the open market at an average price of $6.72 per share during the year ended December 31, 2001.

At the time of the Company’s split-off from its former Parent, stock options held by persons who became officers or directors of the Company were also split-off so that the potential ownership these employees had in the former Parent would remain consistent with that in the Company. This resulted in the allocation to the Company of 874,723 fully vested split-off options. 717,456 of these options were exercised in 2000 with 711,406 of the shares being transferred to a deferred compensation plan trust and are reported as treasury share equivalents. Of the remaining options, 9,897 expire in January, 2004 and 147,370 expire in September, 2006. The exercise prices for these options of $0.92 and $0.97, respectively, were determined based on a formula that included the Company’s first day’s trading price following the split-off and the original exercise price.

At its Annual Meeting of Shareholders on April 4, 2001 the Company’s shareholders approved the adoption of the 2001 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) which provides for the issuance of up to 585,640 awards of the Company’s common stock to employees and directors. An award is defined as any form of stock option, stock appreciation right, restricted share, share or share based award or performance share granted to a Participant under the Plan. In 2002, the Company awarded 96,800 restricted shares and 343,266 10-year stock options to certain officers and directors of the Company under the plan. The restricted shares vest based on the earlier of the date of achieving certain performance thresholds or seven years from the date of the grant. The stock options were granted at an average price of $5.66 per share, which represented the fair market value at the time of the grant, and vest after five years. Accelerated vesting would occur on the first trading day following twenty consecutive trading days during which the Company shares closed at an average price of $12.40 or better. The Company amended the Long-Term Incentive Plan effective April 1, 2001 to eliminate features that required variable accounting treatment. As a result of the amendment, the Company no longer accounts for any portion of the Long-Term Incentive Plan as a variable plan.

As part of the Company’s compensation plans, certain officers and directors of the Company have been given the opportunity to purchase shares of the Company’s common stock under a Leveraged Stock Purchase Plan for an amount generally up to two times their base compensation at fair market value. Under this plan the current officers and directors have purchased 771,809 shares of the Company’s common stock, issued from treasury, at an average price of $4.05 per share. For every share of common stock purchased under the Plan, participants received .40 of a stock option representing, in total, 314,328 stock options with exercise prices ranging from $3.85 to $5.83 per share. These options vest over periods ranging from two to five years from the date of the grant. At the election of each officer or director, the stock purchases could be financed through full recourse external borrowings guaranteed by the Company and secured by the stock. The Company has

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guaranteed total borrowings of $3,127,000 under the Plan at December 31, 2002 and has agreed to advance to the participants the interest on the obligations, which amounted to $623,000 at December 31, 2002.

The following table summarizes the activity in the Company’s Long-Term Incentive Plans excluding the split-off options and restricted performance shares for the last 3 years:

	Number of Options	Weighted Average Exercise Price
Outstanding December 31, 1999	803,405	$7.02
Grants	144,789	$6.71
Canceled	(191,404)	$7.33

Outstanding at December 31, 2000	756,790	$6.95
Grants	110,400	$7.55

Outstanding at December 31, 2001	867,190	$7.02
Grants	343,266	$5.66
Exercised	(8,806)	$3.84
Canceled	(28,262)	$5.46

Outstanding at December 31, 2002	1,173,388	$6.67

Exercisable at December 31, 2002	397,547	$6.59

The following table summarizes information about the Company’s options:

Year of Grant	Exercise Price	Total Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Total Exercisable Options	Weighted Average Exercise Price
2000	$4.08–9.03	515,794	7.0	$8.89	227,437	$8.80
2001	$3.85–5.83	314,328	7.2	$4.07	166,480	$3.85
2002	$5.47–5.66	343,266	9.2	$5.66	3,630	$5.84

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based compensation arrangements. Prior to its amendment on April 1, 2001 a portion of the Long-Term Incentive Plan was accounted for as a variable plan. The Company recorded a non-cash deferred compensation credit of $0.5 million in 2001 and a non-cash deferred compensation expense of $1.5 million in 2000 related to that plan.

10.    Operating Leases

The Company leases certain of its facilities and equipment. Total rental expenses under operating leases for continuing operations for the years ended December 31, 2002, 2001 and 2000 were $2,836,000, $2,559,000 and $2,171,000, respectively. Minimum annual rental commitments for the next five years under non-cancelable operating leases for continuing operations are: 2003, $2,213,000; 2004, $1,847,000; 2005, $1,408,000; 2006, $814,000; 2007, $393,000 and $184,000 thereafter.

11.    Retirement Plans

The Company maintains a 401(K) retirement plan covering substantially all of its employees. Participants are permitted to make pre-tax and after-tax contributions to the plan as a percentage of compensation. The Company matches participant contributions, up to specified limits. Total Company contributions for the years ended December 31, 2002, 2001 and 2000 were $735,000, $719,000 and $894,000, respectively.

12.    Litigation

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Report of Independent Public Accountants

To the Board of Directors and Shareholders

Anthony & Sylvan Pools Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Anthony & Sylvan Pools Corporation and Subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying financial statements of Anthony & Sylvan Pools Corporation and Subsidiaries as of December 31, 2000, were audited by other auditors whose report thereon dated March 28, 2001, expressed an unqualified opinion on those statements, before the restatement for discontinued operations described in Note 3 to the consolidated financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anthony & Sylvan Pools Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments for discontinued operations described in Note 3 that were applied to restate the 2000 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

KPMG LLP

Cleveland, Ohio

February 14, 2003

Report of Independent Public Accountants

To the Board of Directors and Shareholders,

Anthony & Sylvan Pools Corporation and Subsidiaries:

We have audited the consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2000 of Anthony & Sylvan Pools Corporation and Subsidiaries (the “Company”) (prior to reclassification for discontinued operations discussed in Note 3 to the consolidated financial statements), not presented herein. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2000 (prior to reclassification for discontinued operations discussed in Note 3 to the consolidated financial statements) in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Cleveland, Ohio

March 28, 2001

Report of Management

Management is responsible for the preparation and accuracy of the financial statements and other information included in this report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using, where appropriate, management’s best estimates and judgment.

In meeting its responsibility for the reliability of the financial statements, the Company depends upon its system of internal controls. The system is supported by policies and guidelines, and by careful selection and training of financial management personnel. Management believes that the Company’s internal control systems provide reasonable assurance that assets are safeguarded against losses from unauthorized use or disposition, that transactions are executed in accordance with management’s authorization, and accounting records are reliable as a basis for preparing financial statements.

The Board of Directors through its Audit Committee, which is composed entirely of Directors who are neither officers nor employees of the Company, is responsible for determining that management fulfills its responsibilities. The Audit Committee meets periodically with management and with the independent public accountants to review and assess the activities of each in meeting their respective responsibilities.

The annual audit by the independent accountants provides an objective, independent review of management’s discharge of its responsibilities as they relate to the fairness of reported operating results and financial condition. The auditors obtain and maintain an understanding of the Company’s accounting and financial controls and conduct such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the Company’s consolidated financial statements. The independent accountants have full access to the Audit Committee at all times to discuss with and without management present, the results of their audit work, the adequacy of internal accounting controls, and the quality of financial reporting.

Quarterly Financial Information (unaudited)

(In thousands, except per share data):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2002	2001	2002	2001	2002	2001	2002	2001
Net sales from continuing operations	$23,133	$21,021	$58,183	$62,421	$46,950	$50,343	$30,172	$33,887
Gross profit	5,394	4,260	18,618	20,365	13,959	14,809	8,041	9,030
Income from continuing operations	(3,662)	(4,520)	5,814	6,865	2,306	3,214	(2,448)	(1,154)
Net income/(loss) from continuing operations:
Amount	(2,367)	(2,784)	3,621	4,406	1,407	2,021	(1,607)	(895)
Per basic share	(0.42)	(0.60)	0.67	0.78	0.27	0.36	(0.31)	(0.16)
Per diluted share	(0.42)	(0.50)	0.65	0.76	0.27	0.35	(0.31)	(0.16)

Footnotes:
1.	The Company closed certain of its operations during the fourth quarter of 2002. Accordingly, the revenue, costs, expenses and taxes from these operations have been excluded from the respective captions for each of the periods shown.

2.	The sum of the quarterly income/(loss) per share may not equal the annual amount reported. Net income/ (loss) per share is calculated independently for each quarter and the full year is based on respective weighted average common shares. Additionally, due to the net loss reported in the first and fourth quarter of both years, the share base used in calculating net income per diluted share does not include the effect of common share equivalents as its effect would be anti-dilutive.

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.          Directors and Executive Officers of the Registrant

(a)	Identification of Directors

The identity of directors including age, business experience, positions held and other relevant information is contained in the Company’s Proxy Statement dated March 28, 2003; (filed with the Commission pursuant to Regulation 14A) under the headings NOMINEES AND DIRECTORS, on pages 2-3 and DIRECTORS’ COMMITTEES, MEETINGS AND FEES on page 3 is incorporated herein by this reference.

(b)	Identification of Executive Officers

The persons named below are the executive officers of the Company at the date hereof.

Name	Age	Position
Stuart D. Neidus	52	Chairman and Chief Executive Officer, Director
Howard P. Wertman	58	President
Richard M. Kelso	54	Executive Vice President and Chief Operating Officer
William J. Evanson	52	Executive Vice President and Chief Financial Officer
Martin J. Degnan	57	Vice President, Secretary and General Counsel

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

Richard M. Kelso has served as Executive Vice President and Chief Operating Officer of Anthony & Sylvan Pools since 1996. He previously served as Vice President of Anthony Pools from 1989 to 1996. Mr. Kelso’s career in the swimming pool industry includes 27 years in management positions, including the position of General Manager of the Washington, D.C. division of Anthony Pools.

William J. Evanson joined Anthony & Sylvan as Executive Vice President and Chief Financial Officer on March 20, 2000. From 1978 to 2000, Mr. Evanson served with Premier Farnell plc, successor to Premier Industrial Corporation, most recently as Vice President—North America Finance.

Martin J. Degnan has served as Vice President, Secretary and General Counsel of Anthony & Sylvan Pools since October, 1999. Prior to joining the Company Mr. Degnan served with Rubbermaid, Inc. for over 20 years, most recently as Vice President and Associate General Counsel.

Item 11.          Executive Compensation

Information relating to compensation of executive officers and directors is contained in the Company’s Proxy Statement dated March 28, 2003 under the headings DIRECTORS’ COMMITTEES, MEETINGS AND FEES on page 3, and EXECUTIVE COMPENSATION on page 4, incorporated herein by this reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners and management and equity compensation plan information is contained in the Company’s Proxy Statement dated March 28, 2003 under the heading BENEFICIAL OWNERSHIP OF SHARES appearing on pages 10-11 and under the heading SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE appearing on page 11, incorporated herein by this reference.

Item 13.      Certain Relationships and Related Transactions

Information with respect to related transactions is included in the Company’s Proxy Statement dated March 28, 2003 under the headings REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION on page 7 and BENEFICIAL OWNERSHIP OF SHARES on pages 10-11 and CERTAIN TRANSACTIONS on page 11, incorporated herein by this reference.

Item 14.      Controls and Procedures

Within 90 days prior to filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-K. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this report:

(1)	The following consolidated financial statements of Anthony & Sylvan Pools Corporation and Subsidiaries, together with the independent auditors’ report relating thereto, are included in Item 8, Part II of this report:

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

Quarterly Financial Information (unaudited)

(2)	Financial statement schedules:

Schedule	II Valuation and Qualifying Accounts

(Dollars in thousands)	Beginning Balance	Expense	Net Write-offs	Ending Balance
Allowance for Doubtful Accounts:
For the year ended December 31, 2002	$485	$207	$142	$550
For the year ended December 31, 2001	$533	$360	$408	$485
For the year ended December 31, 2000	$998	$173	$638	$533

(3)	Exhibits Required to be Filed by Item 601 of Regulation S-K

Current Form 10-K Exhibit Number	Document/Data Required
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

10.2

Anthony & Sylvan Pools 1999 Leveraged Stock Purchase Plan dated December 28, 1999. (Reference is made to Exhibit 10.2 to the report on form 10-K for the quarter ended December 31, 1999, herein incorporated by reference)

10.3

Employment Agreement—Stuart D. Neidus, Chairman and Chief Executive Officer. (Reference is made to Exhibit 10.2 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

10.4

Employment Agreement—Howard P. Wertman, President. (Reference is made to Exhibit 10.3 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

10.5

Employment Agreement—Richard M. Kelso, Executive Vice President and Chief Operating Officer. (Reference is made to Exhibit 10.4 to the report on Form S-4 filed with the Securities and Exchange Commission June 23, 1999, herein incorporated by reference)

10.6

Employment Agreement—William J. Evanson, Executive Vice President and Chief Financial Officer. (Reference is made to Exhibit 10.6 on the form 10-k for the year ended December 31, 2000, herein incorporated by reference)

10.7

Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions—National City Bank, Huntington National Bank and Firstar Bank, N.A. dated July 8, 1999 (Reference is made to Exhibit 10.10 to the report on form 10-Q for the quarter ended June 30, 1999, which exhibit is herein incorporated by reference)

10.8

Amendment # 1 to the Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions—National City Bank, Huntington National Bank and Firstar Bank, N.A. dated December 20, 1999 (Reference is made to Exhibit 10.1 to the report on form 10-Q for the quarter ended June 30, 2001, which exhibit is herein incorporated by reference)

10.9

Amendment # 2 to the Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions—National City Bank, Huntington National Bank and Firstar Bank, N.A. dated May 4, 2001 (Reference is made to Exhibit 10.2 to the report on form 10-Q for the quarter ended June 30, 2001, which exhibit is herein incorporated by reference)

10.10

Amendment # 3 to the Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions—National City Bank, Huntington National Bank and Firstar Bank, N.A. dated December 31, 2001 (Reference is made to Exhibit 10.10 to the report on form 10-k for the year ended December 31, 2001, which exhibit is herein incorporated by reference)

Current Form 10-K Exhibit Number	Document/Data Required
10.11

Assignment Agreement dated February 8, 2002 between Huntington National Bank (the
“Assignor”) and LaSalle Bank National Association (the “Assignee”) with respect to the Credit Agreement among Anthony & Sylvan Pools Corporation and the lenders from time to time party thereto, and National City Bank, as Administrative Agent. (Reference is made to Exhibit 10.11 to the report on form 10-k for the year ended December 31, 2001, which exhibit is herein incorporated by reference)

10.12	2001 Long-Term Incentive Plan (Reference is made to Exhibit 10.13 to the report on form 10-k for the year ended December 31, 2001, which exhibit is herein incorporated by reference)

10.13

Amendment # 4 to the Credit Agreement among Anthony & Sylvan Pools Corporation and the Lending Institutions—National City Bank, Firstar Bank, N.A. and LaSalle Bank Association
dated June 30, 2001 (Reference is made to Exhibit 10.1 to the report on form 10-Q for the quarter ended June 30, 2002, which exhibit is herein incorporated by reference)

10.14	Independent Auditor’s Report

10.15	Independent Auditor’s Report

99	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350

(b)	Reports on Form 8-K:

The following report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended December 31, 2002:

Under Item 5, Anthony & Sylvan Pools Corporation Press Release, dated October 25, 2002, announcing third quarter 2002 results and a 10% stock dividend.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTHONY & SYLVAN POOLS CORPORATION

By:	STUART D. NEIDUS
Stuart D. Neidus Chairman and Chief Executive Officer

March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

STUART D. NEIDUS Stuart D. Neidus	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

WILLIAM J. EVANSON William J. Evanson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

ROGER D. BLACKWELL Roger D. Blackwell	Director

MARY ANN JORGENSON Mary Ann Jorgenson	Director

THOMAS B. WALDIN Thomas B. Waldin	Director

Date: March 28, 2003

Certification of Principal Executive Officer

I, Stuart D. Neidus, certify that:

1.	I have reviewed this annual report on Form 10-K of Anthony & Sylvan Pools Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

STUART D. NEIDUS

Stuart D. Neidus

Chief Executive Officer

Dated: March 28, 2003

Certification of Principal

Financial and Accounting Officer

I, William J. Evanson, certify that:

1.	I have reviewed this annual report on Form 10-K of Anthony & Sylvan Pools Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

WILLIAM J. EVANSON

William J. Evanson

Chief Financial and Accounting Officer

Dated: March 28, 2003