Form 10-Q
period 2003-03-31
ANTHONY & SYLVAN POOLS CORP
filed 2003-05-15
CIK 1067606

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File No. 000-26991

ANTHONY & SYLVAN POOLS CORPORATION

(Exact name of registrant as specified in its charter)

Ohio (State of Incorporation)	31-1522456 (I.R.S. Employer Identification No.)

6690 Beta Drive, Mayfield Village, Ohio (Address of Principal Executive Offices)	44143 (Zip Code)

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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

Indicate the number of shares outstanding of each of issuer’s classes of common shares, as of the latest practical date.

Class Common Shares, no par value	Outstanding at May 7, 2003 5,341,818 Shares

ANTHONY AND SYLVAN POOLS CORPORATION
FORM 10-Q

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2003	December 31, 2002

	(unaudited)	(audited)

Assets
Current Assets:
Cash and cash equivalents	$1,621	$432
Contract receivables, net	6,272	8,354
Inventories	8,231	5,841
Prepayments and other	5,117	3,655
Deferred income taxes	1,586	1,936

Total current assets	22,827	20,218
Property, plant and equipment, net	7,323	7,794
Goodwill, net	26,276	26,276
Deferred income taxes	1,095	373
Other	2,990	2,951

Total assets	$60,511	$57,612

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$8,679	$4,310
Accrued expenses	14,108	11,149
Net liabilities of discontinued operations	640	1,169
Accrued income taxes	14	14

Total current liabilities	23,441	16,642
Long-term debt	6,550	6,300
Other long-term liabilities	3,295	3,526
Commitments and contingencies	—	—

Shareholders’ equity	27,225	31,144

Total liabilities and shareholders’ equity	$60,511	$57,612

See notes to unaudited condensed consolidated financial statements.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2003 and 2002
(In thousands, except per share data)

	2003	2002

Net sales	$18,285	$23,132
Cost of sales	15,068	17,738

Gross profit	3,217	5,394

Operating expenses	9,267	9,056

Operating loss from continuing operations	(6,050)	(3,662)

Interest and other expense	126	138

Loss before income taxes from continuing operations	(6,176)	(3,800)
Benefit from income taxes	(2,223)	(1,433)

Net loss from continuing operations	(3,953)	(2,367)
Loss from discontinued operations, net of income taxes	—	(592)

Net loss	$(3,953)	$(2,959)

Basic Loss per share:
Basic loss per share from continuing operations	$(0.75)	$(0.42)
Basic loss per share from discontinued operations	—	(0.10)

Net loss	$(0.75)	$(0.52)

Diluted Loss per share:
Diluted loss per share from continuing operations	$(0.75)	$(0.42)
Diluted loss per share from discontinued operations	—	(0.10)

Net loss	$(0.75)	$(0.52)

Average shares outstanding:
Basic	5,245	5,648
Diluted	5,245	5,648

See notes to unaudited condensed consolidated financial statements.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(3,953)	$(2,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	—	592
Depreciation	702	643
Deferred income taxes and other	(249)	(1,927)
Changes in operating assets and liabilities:
Contract receivables	2,082	9,763
Inventories	(2,390)	(2,808)
Prepayments and other	(1,462)	582
Accounts payable	4,369	2,539
Accrued expenses and other	2,689	3,373

Net cash provided by operating activities	1,788	9,798
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(320)	(493)

Net cash used in investing activities	(320)	(493)
Cash Flows from Financing Activities:
Proceeds from/(repayments of) long-term debt	250	(7,555)
Proceeds from stock option exercise	—	34
Treasury stock purchases	—	(53)

Net cash provided by/(used in) financing activities	250	(7,574)

Increase in Cash and Cash Equivalents	1,718	1,731
Net cash used in discontinued operations	(529)	(814)
Cash and Cash Equivalents:
Beginning of period	432	351

End of period	$1,621	$1,268

See notes to unaudited condensed consolidated financial statements.

ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.

Summary of Accounting Policies

Basis of Presentation--Anthony & Sylvan Pools Corporation and Subsidiaries (the “Company”) is among the largest residential in-ground concrete pool sales and installation businesses in the United States and operates in one business segment. The accompanying unaudited, condensed consolidated financial statements of the registrant have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for the fair presentation of the financial position and the results of operations. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes included in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Inventories--Inventories consist of materials and equipment purchased for installation or use in pools and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Revenue Recognition--Revenue from swimming pool installation contracts is recognized on the percentage-of-completion accounting method based on the proportion of total costs incurred during the various phases of installation as a percentage of total estimated contract costs. Revisions in cost and revenue estimates are reflected in the period in which the facts requiring such revisions become known. Provision is made currently for estimated losses on uncompleted installations. The majority of the Company’s contracts call for progress payments to be made while completing individual phases of the installation until the final phases of installation, at which time the remaining portion is recognized as a contract receivable. Progress payments in excess of revenue recognized are classified as billings in excess of costs and estimated earnings on uncompleted contracts, and are included in accrued expenses. Contract costs include direct material, labor, subcontract costs and overheads. Selling and administrative expenses are charged to income as incurred.

Warranty--The Company accrues an estimate of warranty claims using regression analysis formulas and estimates of the aggregate liability for claims based on the Company’s historical experience. The portion of claims the Company estimates will not be paid within one year is included in other long-term liabilities.

Use of Estimates--The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; goodwill; warranty reserves and obligations related to employee benefits. Actual results could differ from those estimates.

Stock Option Plans--The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market value of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month periods ended March 31, 2003 and March 31, 2002.

(In thousands, except per share data):

	2003	2002

Net loss from continuing operations, as reported	$(3,953)	$(2,367)

Add stock-based employee compensation expense included in reported net income, net of tax	21	20

Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(71)	(49)

Pro forma net loss from continuing operations	$(4,003)	$(2,396)

Loss per share from continuing operations:

Basic – as reported	$(0.75)	$(0.42)
Basic – pro forma	$(0.76)	$(0.42)

Diluted – as reported	$(0.75)	$(0.42)
Diluted – pro forma	$(0.76)	$(0.42)

Reclassifications--Certain reclassifications have been made to the 2002 condensed consolidated financial statements to make the presentation consistent with the current period.

2.

Discontinued Operations and Restructuring Charge

As more fully disclosed in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company, in 2002, closed two swimming pool installation divisions in the Orlando and Southeastern Florida markets. The consolidated financial statements have been reclassified to reflect those operations as discontinued. The Company recorded a reserve in 2002, which consists of severance costs, future lease obligations and other exit costs. The following is a summary of activity charged against the reserve during the three-month period ended March 31, 2003 (dollars in thousands):

	Reserves At 12-31-02	Payments	Reserves At 3-31-03

Leases	$625	$(236)	$389
Severance payments	25	(12)	13
Other	216	(80)	136

	$866	$(328)	$538

3.

Long-Term Debt

Long-term debt at March 31, 2003 of $6.6 million relates to the registrant’s $35 million revolving credit facility (“Credit Facility”), as more fully disclosed in Note 5 of Notes to Consolidated Financial Statements included in Item 8 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company is in compliance with all of its debt covenants under the Credit Facility.

4.

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

	Three Months Ended March 31,

(In thousands, except per share data):	2003	2002

Numerator:
Net loss from continuing operations	$(3,953)	$(2,367)
Net loss from discontinued operations	—	(592)

Net loss	$(3,953)	$(2,959)

Denominator:
Weighted average common shares outstanding	5,245	5,648
Dilutive effect of stock options	—	—

Denominator for net loss per diluted share	5,245	5,648

Basic loss per share:
Continuing operations	$(0.75)	$(0.42)
Discontinued operations	$—	$(0.10)

	$(0.75)	$(0.52)

Diluted loss per share:
Continuing operations	$(0.75)	$(0.42)
Discontinued operations	$—	$(0.10)

	$(0.75)	$(0.52)

Outstanding stock options with prices ranging from $3.85 to $9.03 were not included in the computation of diluted EPS because the options’ exercise prices were greater than the market price of the common shares.

5.

Litigation

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

6.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation if Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of various interest entities as defined in the Interpretation. The Company does not expect the adoption this Interpretation to have a material impact on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its results of operations or financial position.

Independent Accountants’ Review Report

To the Board of Directors and Shareholders of
Anthony & Sylvan Pools Corporation and subsidiaries:

We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and subsidiaries (the Company) as of March 31, 2003 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Anthony & Sylvan Pools Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

April 29, 2003
Cleveland, Ohio

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its condensed consolidated financial statements.

Revenue Recognition - Revenue from swimming pool installation contracts is recognized on the percentage-of-completion accounting method based on the proportion of total costs incurred during the various phases of installation as a percentage of total estimated contract costs. Revisions in cost and revenue estimates are reflected in the period in which the facts requiring such revisions become known. Provision is made currently for estimated losses on uncompleted installations. The majority of the Company’s contracts call for progress payments to be made while completing individual phases of the installation until the final phases of installation, at which time the remaining portion is recognized as a contract receivable. Progress payments in excess of revenue recognized are classified as billings in excess of costs and estimated earnings on uncompleted contracts, and are included in accrued expenses. Contract costs include direct material, labor, subcontract costs and overheads. Selling and administrative expenses are charged to income as incurred.

Warranty - The Company accrues an estimate of warranty claims using regression analysis formulas and estimates of the aggregate liability for claims based on the Company’s historical experience. The portion of claims the Company estimates will not be paid within one year is included in other long-term liabilities.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED March 31, 2002

Net sales from continuing operations of $18.3 million for the three-months ended March 31, 2003 compared with net sales of $23.1 million reported a year ago. The decrease in sales was primarily attributable to the unusual, extended winter in the northeast and mid-Atlantic states, which had a major impact on the Company’s ability to install swimming pools in those markets.

Gross profit from continuing operations decreased to $3.2 million in the first quarter ended March 31, 2003 compared with $5.4 million in the first quarter of 2002, primarily as a result of the decrease in net sales. As a percentage of sales, gross profit for the first quarter of 2003 declined to 17.6% from 23.3% in the first quarter of 2002, primarily as the result of fixed costs and certain seasonal costs being allocated over a smaller revenue base.

Operating expenses, which include selling and administrative expenses, were $9.3 million in the first quarter of 2003, an increase of 2.3% from operating expenses of $9.1 million in the first quarter of 2002. As a percentage of sales, operating expenses for the first quarter of 2003 increased to 50.7% from 39.1% in the first quarter of 2002, primarily as the result of fixed costs being allocated over a smaller revenue base.

The Company’s effective tax benefit from continuing operations for the first quarter ended March 31, 2003 was $2.2 million, which is an effective tax rate benefit of 36.0%. This compares with a tax benefit in the first quarter of 2002 of $1.4 million, or an effective tax rate benefit of 37.7%. Recorded tax benefits, which can include current and deferred tax benefits, are calculated using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

Primarily as a result of the above items, the net loss from continuing operations increased $1.6 million to ($4.0) million in the first quarter of 2003. The net loss per diluted share from continuing operations was ($0.75) in the first quarter of 2003 compared with a net loss per diluted share from continuing operations of ($0.42) per share in the first quarter of 2002.

In 2002, the Company closed its swimming pool installation businesses in the Orlando and Southeastern Florida markets. These operations are shown as discontinued in the financial statements. The net from these operations, net of taxes, in the first quarter of 2002 was ($0.6) million, or ($0.10) per diluted share. The net loss, including discontinued operations, recorded in the first quarter of 2002 was ($3.0) million, or ($0.52) per diluted share.

Liquidity and Capital Resources

For the three-month period ended March 31, 2003, net cash provided by operating activities was $1.8 million compared with net cash provided by operating activities of $9.8 million in the first quarter of 2002. The decrease in comparative quarterly cash flow amounts was partly attributable to a larger loss in the first quarter of 2003, less cash generated from the collection of contract receivables and slightly higher inventories as the Company was unable to install swimming pools in the northeast and mid-Atlantic regions of the country as a result of extended winter conditions. Offsetting these decreases in quarterly cash flow amounts were seasonal increases in accounts payable and accrued expenses. Capital expenditures in the first quarter of 2003 were $0.3 million compared with $0.5 million in the first quarter of 2002, and were primarily related to computer hardware and software expenditures. The remaining cash provided by operating activities in the first quarter of 2002 was used primarily to repay bank borrowings, which reduced long-term debt by $7.6 million.

The Company does not have any off-balance sheet financing activities.

The Company has a $35 million revolving credit facility (“Credit Facility”) with a group of banks secured by the assets of the Company which matures August 10, 2004. The Company’s borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or Libor rates. In addition, a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. Borrowings at March 31, 2003 were $6.6 million, an increase of $0.3 million from December 31, 2002. The Company is in compliance with all of its debt covenants under the Credit Facility.

The Company believes that existing cash and cash equivalents, internally generated funds, and funds available under its Credit Facility will be sufficient to meet its needs.

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

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company’s principal cash flows and weighted average interest rates on long-term debt at December 31, 2002 is more fully disclosed in Note 5 of Notes to Consolidated Financial Statements included in Item 8 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.

Controls and Procedures

Within 90 days prior to filing this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-Q. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No change

ITEM 2. CHANGES IN SECURITIES

No change

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

The annual meeting of shareholders of the Company (the “Annual Meeting”) was held on May 1, 2003. Of the 5,341,818 shares of common stock outstanding and entitled to vote at the Annual Meeting, 5,056,418 shares were each present in person or by proxy, each entitled to one vote on each matter to come before the meeting.

The following matters were submitted to a vote of security holders of the Company at the Annual Meeting, with the results indicated:

1.

Proposal to elect four directors to hold office until the Annual Meeting of Shareholders in 2004 and until their respective successors are duly elected and qualified:

Votes cast FOR the election of Mr. Blackwell:	5,017,201
Votes WITHHELD:	39,217

Votes cast FOR the election of Ms. Jorgenson:	4,978,055
Votes WITHHELD:	78,363

Votes cast FOR the election of Mr. Neidus:	5,011,970
Votes WITHHELD:	44,448

Votes cast FOR the election of Mr. Waldin:	5,014,083
Votes WITHHELD:	42,335

Shares held by brokers and nominees:	4,214,528
Shares held by brokers and nominees not voted:	14,726

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2

Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

The following report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended March 31, 2003:

On February 24, 2003 the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission. That Current Report on Form 8-K, under Item 9, included an Anthony & Sylvan Pools Corporation press release, dated February 21, 2003, announcing its financial results for the 2002 calendar year.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Anthony & Sylvan Pools Corporation
By:	/s/ STUART D. NEIDUS

Stuart D. Neidus Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ WILLIAM J. EVANSON

William J. Evanson Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

May 15, 2003

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STUART D. NEIDUS

Stuart D. Neidus Chief Executive Officer Dated: May 15, 2003

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM J. EVANSON

William J. Evanson Chief Financial and Accounting Officer Dated: May 15, 2003