Form 10-Q
period 2003-06-30
ANTHONY & SYLVAN POOLS CORP
filed 2003-08-14
CIK 1067606

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    ---------

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2003

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES

             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                                 ------  ------


                          Commission File No. 000-26991

                                   ----------

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

               Registrant's telephone number, including area code:
                                 (440) 720-3301

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

   Title of Each Class              Name of Each Exchange on which Registered
   -------------------              -----------------------------------------

Common Shares, No Par Value                The Company's common stock trades on the
                                    NASDAQ SmallCap Stock Market under the symbol: SWIM


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[_] No [X]

         Indicate the number of shares outstanding of each of issuer's classes of common shares, as of the latest practical date.

           Class                              Outstanding at August 11, 2003
---------------------------                   ------------------------------
Common Shares, no par value                          5,341,818 Shares

                      ANTHONY AND SYLVAN POOLS CORPORATION
                                    FORM 10-Q

                                      Index



                                                                                     Begins on
                                                                                       Page

                         PART I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -

                  June 30, 2003 (unaudited) and December 31, 2002                         3

              Unaudited Condensed Consolidated Statements of Operations -

                  Three months and six months ended June 30, 2003 and 2002                4

              Unaudited Condensed Consolidated Statements of Cash Flows -

                  Six months ended June 30, 2003 and 2002                                 5

              Notes to Unaudited Condensed Consolidated Financial Statements              6

              Independent Accountants' Review Report                                     10

Item 2.       Management's Discussion and Analysis of Financial Condition and

              Results of Operations                                                      11

Item 3.       Quantitative and Qualitative Disclosure about Market Risk                  13

Item 4.       Controls and Procedures                                                    13


                           PART II - Other Information

Item 1.       Legal Proceedings                                                          14

Item 2.       Changes in Securities                                                      14

Item 4.       Submission of Matters to a Vote of Security Holders                        14

Item 6.       Exhibits and Reports on Form 8-K                                           14


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)



                                                                             June 30,         December 31,
                                                                              2003              2002
                                                                            ----------       ----------
                                                                            (unaudited)       (audited)
               Assets

               Current Assets:
                  Cash and cash equivalents                              $      4,972        $        432
                  Contract receivables, net                                     6,207               8,354
                  Inventories                                                   7,179               5,841
                  Prepayments and other                                         3,316               3,655
                  Deferred income taxes                                         1,889               1,936
                                                                         ------------        ------------
                        Total current assets                                   23,563              20,218
               Property, plant and equipment, net                               6,841               7,794
               Goodwill, net                                                   26,276              26,276
               Deferred income taxes                                              108                 373
               Other                                                            2,866               2,951
                                                                         ------------        ------------
                    Total assets                                         $     59,654        $     57,612
                                                                         ============        ============

               Liabilities and Shareholders' Equity

               Current Liabilities:

                  Accounts payable                                       $      9,396        $      4,310
                  Accrued expenses                                             15,669              11,149
                  Net liabilities of discontinued operations                      684               1,169
                  Accrued income taxes                                             --                  14
                                                                         -------------       ------------
                        Total current liabilities                              25,749              16,642
               Long-term debt                                                      --               6,300
               Other long-term liabilities                                      3,317               3,526
               Commitments and contingencies                                       --                  --
               Shareholders' equity                                            30,588              31,144
                                                                         ------------        ------------
                    Total liabilities and shareholders' equity           $     59,654        $     57,612
                                                                         ============        ============




       See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Operations
        For the Three Months and Six Months Ended June 30, 2003 and 2002
                      (In thousands, except per share data)



                                                                Three Months Ended        Six Months Ended
                                                                     June 30,                  June 30,
                                                                2003          2002        2003         2002
                                                                ----          ----        ----         ----

Net Sales                                                       $ 59,195   $ 58,138    $ 77,479    $ 81,271
Cost of Sales                                                     40,131     39,520      55,200      57,257
                                                                --------   --------    --------    --------
Gross Profit                                                      19,064     18,618      22,279      24,014
Operating expenses                                                13,791     12,804      23,057      21,862
                                                                --------   --------    --------    --------
Operating income/(loss) from continuing operations                 5,273      5,814        (778)      2,152
Interest and other expense                                            50         21         175         146
                                                                --------   --------    --------    --------
Income/(loss) before income taxes from continuing operations       5,223      5,793        (953)      2,006
Income taxes/(benefit)                                             1,880      2,172        (343)        752
                                                                --------   --------    --------    --------
Net Income/(loss) from continuing operations                       3,343      3,621        (610)      1,254
Loss from discontinued operations, net of income taxes                --       (529)         --      (1,121)
                                                                --------   --------    --------    --------
     Net income/(loss)                                          $  3,343   $  3,092    $   (610)   $    133
                                                                ========   ========    ========    ========
Basic income/(loss)per share:
   Basic income/(loss) per share from continuing operations     $   0.64   $   0.67    $  (0.12)   $   0.23
   Basic (loss) per share from discontinued operations                --      (0.10)         --       (0.21)
                                                                --------   --------    --------    --------
     Net income/(loss)                                          $   0.64   $   0.57    $  (0.12)   $   0.02
                                                                ========   ========    ========    ========
Diluted income/(loss) per share:
   Diluted income/(loss) per share from continuing operations   $   0.63   $   0.65    $  (0.12)   $   0.22
   Diluted (loss) per share from discontinued operations              --      (0.09)         --       (0.20)
                                                                --------   --------    --------    --------
     Net income/(loss)                                          $   0.63   $   0.56    $  (0.12)   $   0.02
                                                                ========   ========    ========    ========
Average shares outstanding:
   Basic                                                           5,245      5,389       5,245       5,498
   Diluted                                                         5,306      5,532       5,245       5,642




       See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2003 and 2002
                             (Dollars in thousands)

                                                               2003        2002
                                                               ----        ----
Cash Flows from Operating Activities:
   Net income/(loss)                                       $   (610)   $    133
   Adjustments to reconcile net income/(loss) to
       net cash provided by operating activities:

     Loss from discontinued operations                           --       1,121
     Depreciation                                             1,326       1,316
     Deferred income taxes and other                            431         401

   Changes in operating assets and liabilities:
     Contract receivables                                     2,147       9,813
     Inventories                                             (1,338)     (1,894)
     Prepayments and other                                      339         532
     Accounts payable                                         5,086       2,634
     Accrued expenses and other                               4,382       2,672
                                                           --------    --------
          Net cash provided by operating activities          11,763      16,728

Cash Flows from Investing Activities:
   Additions to property, plant and equipment                  (438)     (1,211)
                                                           --------    --------
       Net cash used in investing activities                   (438)     (1,211)

Cash Flows from Financing Activities:
   Repayments of long-term debt                              (6,300)     (7,555)
   Proceeds from stock option exercise                           --          34
   Treasury stock purchases                                      --      (2,513)
                                                           --------    --------
          Net cash used in financing activities              (6,300)    (10,034)
                                                           --------    --------
Increase in Cash and Cash Equivalents                         5,025       5,483
Net cash  used in discontinued operations                      (485)     (1,870)

Cash and Cash Equivalents:
   Beginning of period                                          432         351
                                                           --------    --------
   End of period                                           $  4,972    $  3,964
                                                           ========    ========



       See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements

1.       Summary of Accounting Policies

         Basis of Presentation--Anthony & Sylvan Pools Corporation and Subsidiaries (the "Company") is among the largest residential in-ground concrete pool sales and installation businesses in the United States and operates in one business segment. The accompanying unaudited, condensed consolidated financial statements of the registrant have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for the fair presentation of the financial position and the results of operations. Operating results for the three-month or six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         Stock Option Plans--The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25," to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market value of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month and six-month periods ended June 30, 2003 and June 30, 2002.

(In Thousands, except per share data):                                Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                       2003         2002      2003          2002
                                                                       ----         ----      ----          ----
Net income/(loss) from continuing operations, as reported            $ 3,343    $   3,621    $    (610) $   1,254

Add stock-based employee compensation expense included in reported
net income, net of tax                                                    17           20           32         36

Deduct total stock-based employee compensation expense determined

under fair-value-based method for all rewards, net of tax                (83)         (83)        (166)      (139)
                                                                     -------    ---------    ---------  ---------
Pro forma net income/(loss) from continuing operations               $ 3,277    $   3,558    $    (744) $   1,151
                                                                     =======    =========    =========  =========

Income/(loss) per share from continuing operations:

     Basic - as reported                                             $  0.64    $    0.67    $   (0.12) $    0.23
     Basic - pro forma                                               $  0.62    $    0.66    $   (0.14) $    0.21


     Diluted - as reported                                           $  0.63    $    0.65    $   (0.12) $    0.22
     Diluted - pro forma                                             $  0.62    $    0.66    $   (0.14) $    0.21


         Reclassifications--Certain reclassifications have been made to the 2002 condensed consolidated financial statements to make the presentation consistent with the current period.

2.       Discontinued Operations and Restructuring Charge

         As more fully disclosed in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, the Company, in 2002, closed two swimming pool installation divisions in the Orlando and Southeastern Florida markets. The consolidated financial statements have been reclassified to reflect those operations as discontinued. The Company recorded a reserve in 2002, which consists of severance costs, future lease obligations and other exit costs. The following is a summary of activity charged against the reserve during the six-month period ended June 30, 2003 (dollars in thousands):

                                  Reserves                     Reserves
                                     At                           At
                                  12-31-02       Payments      6-30-03
                                 ---------   -------------  -----------
   Leases                           $  625         $ (263)       $  362
   Severance payments                   25            (20)            5
   Other                               216           (122)           94
                                 ---------    ------------   ----------
                                    $  866         $ (405)       $  461
                                 =========    ============   ==========


3.       Long-Term Debt

         The Company had no long-term debt at June 30, 2003. The Company has a revolving credit facility ("Credit Facility"), as more fully disclosed in Note 5 of Notes to Consolidated Financial Statements included in Item 8 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002. The Company is in compliance with all of its debt covenants under the Credit Facility.

         In July 2003, the Credit Facility was amended to reduce the maximum amount of borrowing from $35 million to $25 million, based on a review of the Company's historic and future borrowing needs. As a result, the Company will reduce its annual Credit Facility commitment fees by approximately $40,000.

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


(In Thousands, except per share data):                      Three Months Ended        Six Months Ended
                                                                March 31,                  June 30,
                                                            2003          2002        2003         2002
                                                          ---------    ---------    -------    ---------
Numerator:
   Net income/(loss) from continuing operations           $   3,343    $   3,621    $  (610)   $   1,254
   Net loss from discontinued operations                         --         (529)        --       (1,121)
                                                          ---------    ---------    -------    ---------
      Net income/(loss)                                   $   3,343    $   3,092    $  (610)   $     133
                                                          =========    =========    =======    =========
Denominator:
   Weighted average common shares outstanding                 5,245        5,389      5,245        5,498
   Dilutive effect of stock options                              61          143         --          144
                                                          ---------    ---------    -------    ---------

Denominator for net income/(loss) per diluted share           5,306        5,532      5,245        5,642
                                                          =========    =========    =======    =========

Basic income/(loss) per share:
     Continuing operations                                $    0.64    $    0.67    $ (0.12)   $    0.23
     Discontinued operations                              $      --        (0.10)   $    --        (0.21)
                                                          ---------    ---------    -------    ---------
                                                          $    0.64    $    0.57    $ (0.12)   $    0.02
                                                          =========    =========    =======    =========

Diluted income/(loss) per share:
     Continuing operations                                $    0.63    $    0.65    $ (0.12)   $    0.22
     Discontinued operations                              $      --        (0.09)   $    --    $   (0.20)
                                                          ---------    ---------    -------    ---------
                                                          $    0.63    $    0.56    $ (0.12)   $    0.02
                                                          =========    =========    =======    =========



         Outstanding stock options with prices ranging from $2.67 to $9.03 were not included in the computation of diluted EPS because the options' exercise prices were greater than the market price of the common shares.

5.       Product Warranties

         The Company provides certain warranties with its swimming pools and accrues for the liability associated with these warranties using regressing analysis formulas based on historical claims experience. The changes in the carrying amount of the warranty accrual were as follows for the six-month periods ended June 30, 3002 and 2002 (dollars in thousands):

                                                        2003            2002
                                                       -------        -------
   Balance at beginning of year                        $ 3,881        $ 3,549
          Warranty expense                               1,164          1,301
          Warranty payments                             (1,203)          (783)
                                                       -------        -------
   Balance at June 30                                  $ 3,842        $ 4,067
                                                       =======        =======

6.       Litigation

         Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

7.       New Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Company does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its results of operations or financial position.

         On May 15, 2003, the FASB issued SAFS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its results of operations or financial position.

   Independent Accountants' Review Report

   To the Board of Directors and Shareholders,
   Anthony & Sylvan Pools Corporation and subsidiaries:

   We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and subsidiaries (the Company) as of June 30, 2003, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

   We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

   We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Anthony & Sylvan Pools Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

   KPMG LLP

   July 23, 2003
   Cleveland, Ohio

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this report and other materials filed with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company) contains statements that are forward-looking. All forward looking statements are based on current expectations regarding important risk factors, including but not limited to: the costs of integrating acquired businesses; dependence on existing management; consumer spending and market conditions; interest rates and weather. Accordingly, actual results may differ from those expressed in any forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved.

                          Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its condensed consolidated financial statements.

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

                              Results of Operations

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

Net sales from continuing operations of $59.2 million for the three-months ended June 30, 2003 compared with net sales of $58.1 million reported a year ago. The increase in sales was primarily attributable to an increase in average selling prices which helped offset a 4.8% decrease in actual new pool units produced.

Gross profit from continuing operations increased to $19.1 million in the second quarter ended June 30, 2003 compared with $18.6 million in the second quarter of 2002, primarily as a result of the increase in net sales. As a percentage of sales, gross profit for the second quarter of 2003 was 32.2%, in line with the gross profit rate of 32.0% in the second quarter of 2002.

Operating expenses, which include selling and administrative expenses, were $13.8 million in the second quarter of 2003, or approximately $1.0 million higher than operating expenses of $12.8 million in the second quarter of 2002. Higher compensation and general insurance costs were partially offset by lower advertising expenses compared with a year ago.

The Company's effective tax rate for the second quarter ended June 30, 2003 was 36.0%. This compares with an effective tax rate in the second quarter of 2002 of 37.5%.

Primarily as a result of the above items, the net income from continuing operations decreased $0.3 million to $3.3 million in the second quarter of 2003. The net income per diluted share from continuing operations was $0.63 in the second quarter of 2003 compared with net income per diluted share from continuing operations of $0.65 per share in the second quarter of 2002.

In 2002, the Company closed its swimming pool installation businesses in the Orlando and Southeastern Florida markets. These operations are shown as discontinued in the financial statements. The net loss from these operations, net of taxes, in the second quarter of 2002 was ($0.5) million, or ($0.10) per diluted share. The net income, including discontinued operations, recorded in the second quarter of 2002 was $3.1million, or ($0.56) per diluted share.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Net sales from continuing operations of $77.5 million for the six months ended June 30, 2003 compared with net sales of $81.3 million reported for the same period a year ago. The decrease in sales was primarily attributable to the unusual, extended winter and wet spring in the Northeast and mid-Atlantic states, which had a major impact on the Company's ability to install swimming pools in those markets.

Gross profit from continuing operations of $22.3 million decreased $1.7 million in the six months ended June 30, 2003 compared with $24.0 million from the previous year, primarily as a result of the decrease in net sales. As a percentage of sales, gross profit for the first six months of 2003 was 28.8% compared with 29.5% in the first six months of 2002, primarily as the result of fixed costs and certain seasonal costs being allocated over a smaller revenue base.

Operating expenses, which include selling and administrative expenses, were $23.1 million in the first half of 2003 compared with $21.9 million in operating expenses for the first half of 2002. As with the second quarter of 2003, higher compensation and general insurance costs were partially offset by lower advertising expenses in the first six months of 2003 compared with a year ago.

The Company's tax benefit for the six months ended June 30, 2003 was ($0.3) million, which is an effective tax rate of 36.0%. This compares with a tax expense in the first half of 2002 of $0.8 million, or an effective tax rate of 37.5%. Recorded tax benefits, which can include current and deferred tax benefits, are calculated using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.

Primarily as a result of the above items, the net loss from continuing operations was ($0.6) million in the first half of 2003. This compares with net income of $1.3 million from continuing operations for the first six months of 2002. The net loss per diluted share from continuing operations was ($0.12) in the first half of 2003 compared with net income per diluted share from continuing operations of $0.22 per share in the first half of 2002.

In 2002, the Company closed its swimming pool installation businesses in the Orlando and Southeastern Florida markets. These operations are shown as discontinued in the financial statements. The net loss from these operations, net of taxes, in the first half of 2002 was ($1.1) million, or ($0.20) per diluted share. Net income, including discontinued operations, recorded in the first half of 2002 was $0.1 million, or $0.02 per diluted share.

                         Liquidity and Capital Resources

For the six-month period ended June 30, 2003, net cash provided by operating activities was $11.8 million compared with net cash provided by operating activities of $16.7 million in the first half of 2002. The decrease in comparative six months' quarterly cash flow amounts was primarily attributable to less cash generated from the collection of contract receivables as the Company's capacity to install swimming pools was negatively impacted by poor weather conditions in the northeast and mid-Atlantic regions of the country. Offsetting this decrease in cash flow amounts were seasonal increases in accounts payable and accrued expenses. Capital expenditures in the first half of 2003 were $0.4 million compared with $1.2 million in the first half of 2002, and were primarily related to computer hardware and software expenditures. $6.3 million of cash provided by operating activities in the first half of 2003 was used to repay all of the Company's bank borrowings.

The Company does not have any off-balance sheet financing activities.

The Company amended its credit facility ("Credit Facility") in July 2003 to reduce the maximum amount of borrowing from $35 million to $25 million based on a review of the Company's historic and future borrowing needs. The credit facility is secured by the assets of the Company and matures August 10, 2004. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or Libor rates. In addition, a 37.5 basis points commitment fee is payable on the total amount of the unused commitment. There were no borrowings outstanding at June 30, 2003 and the Company is in compliance with all of its debt covenants under the Credit Facility.

The Company believes that existing cash and cash equivalents, internally generated funds, and funds available under its Credit Facility will be sufficient to meet its needs.

Cyclicality and Seasonality

The Company believes that the in-ground swimming pool industry is strongly influenced by general economic conditions and tends to experience periods of decline during economic downturns. Since it is believed that the majority of the Company's swimming pool installation purchases are financed, pool sales are particularly sensitive to interest rate fluctuations and the availability of credit. A sustained period of high interest rates could result in declining sales, which could have a material adverse effect on the Company's financial condition and results of operations. Conversely, a sustained period of low interest rates could help offset the impact of any economic downturns.

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

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. Information with respect to the Company's principal cash flows and weighted average interest rates on long-term debt at December 31, 2002 is more fully disclosed in Note 5 of Notes to Consolidated Financial Statements included in Item 8 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.     Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer of the Company and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              No change

ITEM 2.  CHANGES IN SECURITIES

              No change

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

              None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  List of Exhibits

          10.1 Amendment No. 5 dated as of July 24, 2003 to the Credit Agreement dated as of July 8, 1999 among Anthony and Sylvan Pools Corporation and the Lending Institutions - National City Bank, US Bank, N.A and LaSalle Bank, N.A.

          31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

          31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

          32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

          32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350


(b)  Reports on Form 8-K

               The following report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended June 30, 2003:

               On May 2, 2003 the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission. That Current Report on Form 8-K, under Item 9, included an Anthony & Sylvan Pools Corporation press release, dated May 1, 2003, announcing its financial results for the first quarter ended March 31, 2003.

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

August 14, 2003