Form 10-Q
period 2003-09-30
ANTHONY & SYLVAN POOLS CORP
filed 2003-10-28
CIK 1067606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2003

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of issuer's classes of common shares, as of the latest practical date.

           Class                                 Outstanding at October 23, 2003
---------------------------                      -------------------------------

Common Shares, no par value                              5,341,931 Shares

                      ANTHONY AND SYLVAN POOLS CORPORATION
                                    FORM 10-Q

                                      Index

                                                                       Begins on
                                                                          Page
                                                                       ---------

                         PART I - Financial Information

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets -
                  September 30, 2003 (unaudited) and December 31, 2002     3

              Unaudited Condensed Consolidated Statements of
                  Operations - Three months and nine months ended
                  September 30, 2003 and 2002                              4

              Unaudited Condensed Consolidated Statements of Cash
                  Flows - Nine months ended September 30, 2003 and 2002    5

              Notes to Unaudited Condensed Consolidated Financial
                  Statements                                               6

              Independent Accountants' Review Report                      10

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11

Item 3.       Quantitative and Qualitative Disclosure about Market
              Risk                                                        13

Item 4.       Controls and Procedures                                     13


                           PART II - Other Information

Item 1.       Legal Proceedings                                           14

Item 2.       Changes in Securities                                       14

Item 4.       Submission of Matters to a Vote of Security Holders         14

Item 5.       Other Information                                           14

Item 6.       Exhibits and Reports on Form 8-K                            14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

                         Condensed Consolidated Balance Sheets
                                (Dollars in thousands)


                                                         September 30,    December 31,
                                                              2003            2002
                                                         -------------   -------------
                                                          (unaudited)      (audited)

Assets

Current Assets:
   Cash and cash equivalents                             $      10,010   $         432
   Contract receivables, net                                     7,686           8,354
   Inventories                                                   6,091           5,841
   Prepayments and other                                         3,340           3,655
   Deferred income taxes                                         2,510           1,936
                                                         -------------   -------------
         Total current assets                                   29,637          20,218
Property, plant and equipment, net                               6,450           7,794
Goodwill, net                                                   26,276          26,276
Deferred income taxes                                               --             373
Other                                                            2,841           2,951
                                                         -------------   -------------
   Total assets                                          $      65,204   $      57,612
                                                         =============   =============

Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                      $       9,995   $       4,310
   Accrued expenses                                             16,155          11,149
   Net liabilities of discontinued operations                      758           1,169
   Accrued income taxes                                          1,330              14
                                                         -------------   -------------
         Total current liabilities                              28,238          16,642
Long-term debt                                                      --           6,300
Other long-term liabilities                                      3,525           3,526
Commitments and contingencies                                       --              --


Shareholders' equity                                            33,441          31,144
                                                         -------------   -------------
   Total liabilities and shareholders' equity            $      65,204   $      57,612
                                                         =============   =============



See notes to unaudited condensed consolidated financial statements.

                             ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

                          Unaudited Condensed Consolidated Statements of Operations
                   For the Three Months and Nine Months Ended September 30, 2003 and 2002
                                    (In thousands, except per share data)


                                                             Three Months Ended          Nine Months Ended
                                                                September 30,              September 30,
                                                              2003         2002          2003         2002
                                                           ----------   ----------    ----------   ----------

Net Sales                                                  $   61,786   $   46,950    $  139,265   $  128,221
Cost of Sales                                                  43,463       32,991        98,663       90,250
                                                           ----------   ----------    ----------   ----------
Gross Profit                                                   18,323       13,959        40,602       37,971
Operating expenses                                             13,777       11,653        36,834       33,513
                                                           ----------   ----------    ----------   ----------
Operating income from continuing operations                     4,546        2,306         3,768        4,458
Interest and other expense                                         43           55           218          201
                                                           ----------   ----------    ----------   ----------
Income before income taxes from continuing operations           4,503        2,251         3,550        4,257
Income taxes                                                    1,675          844         1,332        1,596
                                                           ----------   ----------    ----------   ----------
Net Income from continuing operations                           2,828        1,407         2,218        2,661
Loss from discontinued operations, net of income taxes             --       (1,230)           --       (2,351)
                                                           ----------   ----------    ----------   ----------
   Net income                                              $    2,828   $      177    $    2,218   $      310
                                                           ==========   ==========    ==========   ==========


Basic income per share:
   Basic income per share from continuing operations       $     0.54   $     0.27    $     0.42   $     0.49
   Basic (loss) per share from discontinued operations             --        (0.24)           --        (0.43)
                                                           ----------   ----------    ----------   ----------
     Net income                                            $     0.54   $     0.03    $     0.42   $     0.06
                                                           ==========   ==========    ==========   ==========


Diluted income per share:
   Diluted income per share from continuing operations     $     0.53   $     0.26    $     0.42   $     0.49
   Diluted (loss) per share from discontinued operations           --        (0.23)           --        (0.43)
                                                           ----------   ----------    ----------   ----------
     Net income                                            $     0.53   $     0.03    $     0.42   $     0.06
                                                           ==========   ==========    ==========   ==========


Average shares outstanding:
   Basic                                                        5,245        5,229         5,245        5,427
   Diluted                                                      5,313        5,298         5,309        5,496



       See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES

            Unaudited Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2003 and 2002

                             (Dollars in thousands)


                                                            2003         2002
                                                          --------     --------

Cash Flows from Operating Activities:
  Net income                                              $  2,218     $    310
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Loss from discontinued operations                           --        2,351
    Depreciation                                             1,942        1,994
    Deferred income taxes and other non-cash items             (61)          79
  Changes in operating assets and liabilities:
    Contract receivables                                       668        9,847
    Inventories                                               (250)      (1,246)
    Prepayments and other                                      315          227
    Accounts payable                                         5,685          643
    Accrued expenses and other                               6,431        2,332
                                                          --------     --------
        Net cash provided by operating activities           16,948       16,537

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                  (659)      (1,356)
                                                          --------     --------
        Net cash used in investing activities                 (659)      (1,356)

Cash Flows from Financing Activities:
  Repayments of long-term debt                              (6,300)      (7,555)
  Proceeds from stock option exercise                           --           34
  Treasury stock purchases                                      --       (2,513)
                                                          --------     --------
        Net cash used in financing activities               (6,300)     (10,034)
                                                          --------     --------
Increase in Cash and Cash Equivalents                        9,989        5,147
Net cash  used in discontinued operations                     (411)      (2,218)
Cash and Cash Equivalents:
  Beginning of period                                          432          351
                                                          --------     --------
  End of period                                           $ 10,010     $  3,280
                                                          ========     ========



       See notes to unaudited condensed consolidated financial statements.

               ANTHONY & SYLVAN POOLS CORPORATION AND SUBSIDIARIES Notes to Unaudited Condensed Consolidated Financial Statements


1.       Summary of Accounting Policies

         Basis of Presentation--Anthony & Sylvan Pools Corporation and Subsidiaries (the "Company") is among the largest residential in-ground concrete pool sales and installation businesses in the United States and operates in one business segment. The accompanying unaudited, condensed consolidated financial statements of the registrant have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Some required information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules and regulations. In the opinion of management, the unaudited financial statements include all adjustments, consisting only of normal recurring accruals, considered necessary for the fair presentation of the financial position and the results of operations. Operating results for the three-month or nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         Stock Option Plans--The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25," to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market value of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002.

(In Thousands, except per share data):                                  Three Months Ended      Nine Months Ended
                                                                           September 30,           September 30,
                                                                         2003        2002        2003        2002
                                                                       --------    --------    --------    --------

Net income from continuing operations, as reported                     $  2,828    $  1,407    $  2,218    $  2,661

Add stock-based employee compensation expense included in
reported net income, net of tax                                              18          20          50          60

Deduct total stock-based employee compensation expense
determined under fair-value-based method for all rewards, net of tax        (83)        (83)       (249)       (222)
                                                                       --------    --------    --------    --------

Pro forma net income from continuing operations                        $  2,763    $  1,344    $  2,019    $  2,499
                                                                       ========    ========    ========    ========

Income per share from continuing operations:

    Basic - as reported                                                $   0.54    $   0.27    $   0.42    $   0.49
    Basic - pro forma                                                  $   0.53    $   0.26    $   0.38    $   0.46

    Diluted - as reported                                              $   0.53    $   0.26    $   0.42    $   0.49
    Diluted - pro forma                                                $   0.52    $   0.25    $   0.38    $   0.45


         Reclassifications--Certain reclassifications have been made to the 2002 condensed consolidated financial statements to make the presentation consistent with the current period.

2.       Discontinued Operations and Restructuring Charge

         As more fully disclosed in Note 3 of Notes to Consolidated Financial Statements included in Item 8 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, the Company, in 2002, closed two swimming pool installation divisions in the Orlando and Southeastern Florida markets. The consolidated financial statements have been reclassified to reflect those operations as discontinued. The Company recorded a reserve in 2002, which consists of severance costs, future lease obligations and other exit costs. The following is a summary of activity charged against the reserve during the nine-month period ended September 30, 2003 (dollars in thousands):

                                  Reserves                Reserves
                                     At                      At
                                  12-31-02    Payments    9-30-03
                                  --------    --------    --------
           Leases                 $    625    $   (302)   $    323
           Severance payments           25         (20)          5
           Other                       216        (168)         48
                                  --------    --------    --------
                                  $    866    $   (490)   $    376
                                  ========    ========    ========


3.       Long-Term Debt

         The Company had no long-term debt at September 30, 2003. The Company has a revolving credit facility ("Credit Facility"), as more fully disclosed in
Note 5 of Notes to Consolidated Financial Statements included in Item 8 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002. The Company is in compliance with all of its debt covenants under the Credit Facility at September 30, 2003.

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

4.       Earnings Per Share

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is based on the combined weighted average number of shares outstanding including the assumed exercise or conversion of options. The treasury stock method is used in computing diluted earnings per share. The calculations are as follows:


         (In Thousands, except per share data):          Three Months Ended      Nine Months Ended
                                                            September 30,          September 30,
                                                           2003       2002        2003       2002
                                                         --------   --------    --------   --------
         Numerator:
            Net income from continuing operations        $  2,828   $  1,407    $  2,218   $  2,661
            Net loss from discontinued operations              --     (1,230)         --     (2,351)
                                                         --------   --------    --------   --------
               Net income                                $  2,828   $    177    $  2,218   $    310
                                                         ========   ========    ========   ========

         Denominator:
            Weighted average common shares outstanding      5,245      5,229       5,245      5,427
            Dilutive effect of stock options                   68         69          64         69
                                                         --------   --------    --------   --------

         Denominator for net income per diluted share       5,313      5,298       5,309      5,496
                                                         ========   ========    ========   ========

         Basic income per share:
            Continuing operations                        $   0.54   $   0.27    $   0.42   $   0.49
            Discontinued operations                            --      (0.24)         --      (0.43)
                                                         --------   --------    --------   --------
                                                         $   0.54   $   0.03    $   0.42   $   0.06
                                                         ========   ========    ========   ========

         Diluted income per share:
            Continuing operations                        $   0.53   $   0.26    $   0.42   $   0.49
            Discontinued operations                            --      (0.23)         --      (0.43)
                                                         --------   --------    --------   --------
                                                         $   0.53   $   0.03    $   0.42   $   0.06
                                                         ========   ========    ========   ========

         Outstanding stock options with prices ranging from $4.07 to $9.03 were not included in the computation of diluted EPS because the options' exercise prices were greater than the market price of the common shares.

5.       Product Warranties

         The Company provides certain warranties with its swimming pools and accrues for the liability associated with these warranties using regression analysis formulas based on historical claims experience. The changes in the carrying amount of the warranty accrual were as follows for the nine-month periods ended September 30, 3002 and 2002 (dollars in thousands):

                                                          2003        2002
                                                        --------    --------
                  Balance at beginning of year          $  3,881    $  3,549
                      Warranty expense                     1,864       1,665
                      Warranty payments                   (1,857)     (1,152)
                                                        --------    --------
                  Balance at September 30               $  3,888    $  4,062
                                                        ========    ========


6.       Litigation

         Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, the results of all such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

7.       New Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Company has adopted Interpretation No. 46, effective at the beginning of its first interim period beginning after June 15, 2003. There was no material impact on the results of operations or financial position of the Company as a result of the adoption of Interpretation No. 46.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement was adopted by the Company effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no material impact on the results of operations or financial position of the Company as a result of the adoption of SFAS No. 149.

         On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003. The Company has adopted SFAS No. 150, effective at the beginning of its first interim period beginning after June 15, 2003. There was no material impact on the results of operations or financial position of the Company as a result of the adoption of SFAS No. 150.

Independent Accountants' Review Report


To the Board of Directors and Shareholders,
Anthony & Sylvan Pools Corporation and subsidiaries:


We have reviewed the accompanying condensed consolidated balance sheet of Anthony & Sylvan Pools Corporation and subsidiaries (the Company) as of September 30, 2003, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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


October 21, 2003
Cleveland, Ohio

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

                          Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements. The Company believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its condensed consolidated financial statements.

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

                              Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30, 2002
--------

Net sales from continuing operations of $61.8 million for the three-months ended September 30, 2003 compared with net sales of $47.0 million reported a year ago. The increase of $14.8 million or 31.5% in sales was primarily attributable to a 23.2% increase in actual new pool units produced, increases in renovation activity and a 6.6% increase in average selling prices compared with the same period last year.

Gross profit from continuing operations increased to $18.3 million in the third quarter ended September 30, 2003 compared with $14.0 million in the third quarter of 2002, primarily as a result of the increase in net sales. As a percentage of sales, gross profit for the third quarter of 2003 was 29.7% which was consistent with the gross profit rate of 29.7% in the third quarter of 2002.

Operating expenses, which include selling and administrative expenses, were $13.8 million in the third quarter of 2003, or approximately $2.1 million higher than operating expenses of $11.7 million in the third quarter of 2002. The increase was primarily attributable to certain variable costs, including commissions, that are directly related to the sales increase, and higher incentive compensation and general insurance costs compared with a year ago. As a percent of sales, operating expenses declined to 22.3% in 2003 versus 24.8% in 2002.

The Company's effective tax rate for the third quarter ended September 30, 2003 was 37.2% compared with an effective tax rate in the third quarter of 2002 of 37.5%.

Primarily as a result of the above items, the net income from continuing operations increased $1.4 million to $2.8 million in the third quarter of 2003. The net income per diluted share from continuing operations was $0.53 in the third quarter of 2003 compared with net income per diluted share from continuing operations of $0.26 per share in the third quarter of 2002.

In 2002, the Company closed its swimming pool installation businesses in the Orlando and Southeastern Florida markets. These operations are shown as discontinued in the financial statements. The net loss from these operations, net of taxes, in the third quarter of 2002 was ($1.2) million, or ($0.23) per diluted share. The net income, including discontinued operations, recorded in the third quarter of 2002 was $0.2 million, or $0.03 per diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER
------------------------------------------------------------------------------
30, 2002
--------

Net sales from continuing operations of $139.3 million for the nine months ended September 30, 2003 compared with net sales of $128.2 million reported for the same period a year ago. The increase in sales was primarily attributable to the combination of a 6.5% increase in average selling prices, a 2.0% increase in actual new pool units produced and increased renovation activity.

Gross profit from continuing operations of $40.6 million increased $2.6 million in the nine months ended September 30, 2003 compared with $38.0 million from the previous year, primarily as a result of the increase in net sales. As a percentage of sales, gross profit for the first nine months of 2003 was 29.2% compared with 29.6% in the first nine months of 2002. The decrease in the gross profit rate was partially attributable to higher warranty expenses compared with a year ago.

Operating expenses, which include selling and administrative expenses, were $36.8 million in the first nine months of 2003 compared with $33.5 million in operating expenses for the first nine months of 2002. The increase was primarily attributable to certain variable costs, including commissions, that are directly related to the sales increase, and higher incentive compensation and general insurance costs which were partially offset by lower advertising expenses in the first nine months of 2003 compared with a year ago. As a percent of sales, operating expenses were 26.4% of sales compared with 26.1% a year ago.

The Company's effective tax rate for the nine months ended September 30, 2003 was 37.5%. This is the same effective tax rate as the first nine months of 2002.

Primarily as a result of the above items, net income from continuing operations was $2.2 million in the first nine months of 2003. This compares with net income of $2.7 million from continuing operations for the first nine months of 2002. The net income per diluted share from continuing operations was $0.42 in the first nine months of 2003 compared with net income per diluted share from continuing operations of $0.49 per share in the first nine months of 2002. There were approximately 3.3% less outstanding diluted shares in the first nine months of 2003 compared with the same period a year ago.

In 2002, the Company closed its swimming pool installation businesses in the Orlando and Southeastern Florida markets. These operations are shown as discontinued in the financial statements. The net loss from these operations, net of taxes, in the first nine months of 2002 was ($2.4) million, or ($0.43) per diluted share. Net income, including discontinued operations, recorded in the first nine months of 2003 was $0.3 million, or $0.06 per diluted share.

                         Liquidity and Capital Resources

For the nine-month period ended September 30, 2003, net cash provided by operating activities was $16.9 million compared with net cash provided by operating activities of $16.5 million in the first nine months of 2002. The increase in comparative nine months' cash flow amounts was primarily attributable to the combination of larger increases in accounts payable and accrued expenses in 2003 compared with 2002, partially offset by reductions in accounts receivable in 2003 compared with 2002. While the actual contract receivables' balances at September 30, 2003 and September 2002 are similar, the large reduction in contract receivables in 2002 was primarily attributable to a special deferred payment program that expired at the end of 2001 which required customers to make payments of the deferred payment amounts in the first half of 2002. Capital expenditures in the first nine months of 2003 were $0.7 million compared with $1.4 million in the first nine months of 2002. The majority of the 2003 capital expenditures related to the purchase of computer hardware and software. $6.3 million of cash provided by operating activities in the first half of 2003 was used to pay off the Company's bank borrowings at December 31, 2002.

The Company does not have any off-balance sheet financing activities.

The Company amended its credit facility ("Credit Facility") in July 2003 to reduce the maximum amount of borrowing from $35 million to $25 million based on a review of the Company's historic and future borrowing needs. The credit facility is secured by the assets of the Company and matures August 10, 2004. The Company's borrowing capacity and interest rates under the Credit Facility are based on its profitability and leverage. Interest is charged at increments over either Prime or LIBOR rates. In addition, a 50 basis points commitment fee is payable on the total amount of the unused commitment. There were no borrowings outstanding at September 30, 2003 and the Company is in compliance with all of its debt covenants under the Credit Facility.

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

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. There have been no material changes to weighted average interest rates on long-term debt at December 31, 2002 as more fully disclosed in Note 5 of Notes to Consolidated Financial Statements included in Item 8 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002.


Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer of the Company and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  No change.

Item 2.  Changes in Securities

                  No change.

Item 4.  Submission of Matters to a Vote of the Security Holders

                  None.

Item 5.  Other Information

                  The Company intends to commence an odd-lot tender offer on October 28, 2003 to shareholders that own 99 or fewer shares at a price of $4.00 per share. The offer could result in the Company deregistering its common shares under the Securities Exchange Act of 1934. In addition, the common shares would no longer be eligible for trading on the Nasdaq SmallCap Market.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      List of Exhibits

                           31.1* Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                           31.2* Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

                           32.1** Certification of Chief Executive Officer of Anthony & Sylvan Pools Corporation Pursuant to 18 U.S.C. 1350

                           32.2** Certification of Chief Financial Officer of Anthony & Sylvan Pools Corporation Pursuant to 18 U.S.C. 1350

                           *        Filed herewith
                           **       Furnished herewith

                  (b)      Reports on Form 8-K

                           On July 25, 2003 the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission. That Current Report on Form 8-K, under
                           Item 9, included an Anthony & Sylvan Pools
                           Corporation press release, dated July 24, 2003, announcing its financial results for the second quarter and six months ended June 30, 2003.

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


October 28, 2003